Form 10-Q
period 1996-06-30
GT BICYCLES INC
filed 1996-08-13
CIK 949369

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                         Commission File Number 0-26742



                               GT BICYCLES, INC.
- --------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


             Delaware                                    04-3210830
    -------------------------------                  -------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


            3100 West Segerstrom Avenue, Santa Ana, California 92704
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 513-7100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 Not Applicable


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


          Class                          Outstanding at August 13, 1996
- ------------------------------           ------------------------------
Common Stock, $0.001 par value                      9,775,356





                               Page 1 of 30 Pages
                        Exhibit Index Begins on Page 14

                               GT BICYCLES, INC.

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996



Part I.  Financial Information                                                                 Page Number
                                                                                               -----------
         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of June 30, 1996
                       and December 31, 1995                                                        3

                 Condensed Consolidated Statements of Operations for the three
                       and six months ended June 30, 1996 and 1995                                  4

                 Condensed Consolidated Statements of Cash Flows for the
                       six months ended June 30, 1996 and 1995                                      5

                 Notes to Condensed Consolidated Financial Statements                               6

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                     8-11

Part II. Other Information

         Item 4. Submission of Matters to a Vote of Security Holders                               12

         Item 6. Exhibits and Reports on Form 8-K                                                  12

Signatures                                                                                         13

                               GT BICYCLES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           June 30,    December 31,
                                                             1996         1995
                                                           --------    -----------
ASSETS                                                          (in thousands)
Current assets:
  Trade accounts receivable, net                           $ 36,829      $34,722
  Inventories (note 2)                                       45,433       44,336
  Income taxes receivable                                        -         1,065
  Deferred income taxes                                       1,558        1,558
  Prepaid expenses and other assets                           1,495          832
                                                           --------      -------
    Total current assets                                     85,315       82,513

Property, plant and equipment, net                            3,696        2,841
Goodwill, net                                                 9,221        9,427
Covenants not to compete, net                                   520          585
Other assets                                                  1,611        1,327
                                                           --------      -------
                                                           $100,363      $96,693
                                                           ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations             $    183      $   172
  Accounts payable                                            8,239        5,647
  Accrued liabilities                                         3,719        3,905
  Income taxes payable                                          392           -
                                                           --------      -------
    Total current liabilities                                12,533        9,724
  Long-term debt                                             36,122       39,610
  Capital lease obligations, net of current portion             566          647
                                                           --------      -------
    Total liabilities                                        49,221       49,981

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, none issued                                       -            -
  Common stock, $0.001 par value, 20,000,000 shares
    authorized, 9,772,836 and 9,764,586 shares issued
    and outstanding at June 30, 1996 and
    December 31, 1995, respectively                              10           10
  Additional paid-in-capital                                 46,835       46,820
  Retained earnings (accumulated deficit)                     4,297         (118)
                                                           --------      -------
    Total stockholders' equity                               51,142       46,712

Subsequent event (note 4)
                                                           --------      -------
                                                           $100,363      $96,693
                                                           ========      =======




See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months Ended            Six Months Ended
                                               June 30,                     June 30,
                                        ----------------------       -----------------------
                                         1996           1995           1996           1995
                                        -------       --------       --------        -------
                                              (in thousands, except per share data)
Net sales                               $44,114        $37,777        $92,964        $81,716
Cost of sales                            30,921         27,580         67,231         61,187
                                        -------        -------        -------        -------
    Gross profit                         13,193         10,197         25,733         20,529

Selling, general and administrative
  expenses                                8,644          6,438         16,636         13,102

Amortization of intangibles and
  deferred financing costs                  136          1,003            271          2,066
                                        -------        -------        -------        -------
Operating income                          4,413          2,756          8,826          5,361

Interest expense                            737          1,780          1,467          3,523
                                        -------        -------        -------        -------
Income before taxes                       3,676            976          7,359          1,838

Income tax expense                       (1,471)          (433)        (2,944)          (815)
                                        -------        -------        -------        -------
Net income                              $ 2,205        $   543        $ 4,415        $ 1,023
                                        =======        =======        =======        =======
Net income per common and
  common equivalent share               $  0.22        $  0.08        $  0.45        $  0.14
                                        =======        =======        =======        =======
Weighted average common and
  common equivalent shares                9,929          7,086          9,910          7,086
                                        =======        =======        =======        =======



See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                      Six Months Ended
                                                                          June 30,
                                                                   ------------------------
                                                                     1996            1995
                                                                   -------          -------
                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                       $ 4,415          $ 1,023
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                      693            2,458
    Provisions for discounts and losses on
      accounts receivable                                              201              152

  Changes in assets and liabilities:
    Trade accounts receivable                                       (2,308)             (63)
    Inventories                                                     (1,097)           6,967
    Income taxes                                                     1,457              467
    Prepaid expenses and other assets                                 (947)             110
    Accounts payable                                                 2,592           (4,109)
    Accrued liabilities                                               (186)            (697)
                                                                   -------          -------
      Net cash provided by operating activities                      4,820            6,308

Cash flows from investing activities:
  Purchases of property, plant and equipment                        (1,277)            (389)
                                                                   -------          -------
Cash flows from financing activities:
  Net repayments under line of credit                               (3,488)          (4,950)
  Principal payments on capital lease obligations                      (70)             (76)
  Proceeds from exercise of stock options                               15                -
                                                                   -------          -------
      Net cash used in financing activities                         (3,543)          (5,026)

Change in cash and cash equivalents                                      -              893
Cash and cash equivalents at beginning of period                         -               73
                                                                   -------          -------
Cash and cash equivalents at end of period                         $     -          $   966
                                                                   =======          =======
Supplemental disclosure of cash flow information:

  Cash paid during the period for:

    Interest                                                       $ 1,458          $ 3,581
                                                                   =======          =======
    Income taxes                                                   $ 1,555          $   305
                                                                   =======          =======



See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
- ---------------------------

The condensed consolidated financial statements of GT Bicycles, Inc. (the "Company") include the wholly-owned subsidiaries, GT Bicycles California, Inc., GT BMX Products, Inc., Riteway Distributors, Inc., Riteway Distributors Central, Inc., Riteway Products East, Inc., Riteway Products North Central, Inc., Riteway Products Japan K.K. and Riteway Products France S.A.R.L. Riteway Products North Central, Inc. and Riteway Products France S.A.R.L. were acquired in July 1995 and April 1996, respectively, and have been accounted for under the purchase method of accounting and, accordingly, have been included in the Company's consolidated results of operations since the date of acquisition. Riteway Products Japan K.K. was formed in March 1996 as a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation
- ----------------------------

The Company uses the local currency as the functional currency for its overseas operations. Accordingly, assets and liabilities outside the United States were translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items were translated at the weighted average exchange rates prevailing during the period. The cumulative translation gain or loss is included as an adjustment to stockholders' equity. There were no significant foreign currency transaction gains or losses in the periods presented.

Unaudited Condensed Consolidated Financial Statements
- -----------------------------------------------------

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

(2) INVENTORIES

A summary of the components of inventories follows:

                                                                June 30,           December 31,
                                                                  1996                 1995
                                                                --------           ------------
Raw materials                                                    $   142              $   328
Work in process                                                    3,001                1,437
Finished goods and component parts                                42,290               42,571
                                                                 -------              -------
                                                                 $45,433              $44,336
                                                                 =======              =======

(3) NET INCOME PER SHARE

The calculation of net income per share was determined by dividing net income by the weighted average common and common equivalent shares outstanding when dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and share options granted within one year of the Company's initial public offering ("IPO") have been included in the calculation of common share equivalents, using the treasury stock method to determine the dilutive effect of the issuances, as if they were outstanding for all periods presented even if they were antidilutive. The calculation of common share equivalents assumes that the proceeds of common shares and share options within one year of the IPO were used to repurchase common shares at the IPO price of $14.00 per share. Primary earnings per share approximates fully diluted earnings per share for all periods presented.

                               GT BICYCLES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(4) SUBSEQUENT EVENT


On July 3, 1996, the Company purchased the stock of Caratti Sport Limited ("Caratti") for approximately $13,000,000. As part of the purchase, the Company agreed to pay a contingent amount of up to an additional aggregate amount of approximately $1,000,000 based on Caratti's future operating results. Caratti is involved in the business of distributing wholesale and retail bicycles, parts and accessories. The purchase of Caratti by the Company was funded through a $14,000,000 overadvance credit added to the Company's existing line of credit. The overadvance credit will expire on August 15, 1996 at which time the Company expects to roll the borrowings over into a term loan with the Company's primary lender.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

GT Bicycles, Inc. (the "Company") is a leading designer, manufacturer and marketer of mid-to premium-priced mountain and juvenile BMX bicycles sold under the Company's brand names. The Company's Riteway Products distribution network is a leading distributor of the Company's bicycles, parts and accessories, as well as parts and accessories of other manufacturers, to independent bicycle dealers.

RESULTS OF OPERATIONS

Net sales were $44.1 million and $93.0 million, respectively, for the three and six months ended June 30, 1996, compared to $37.8 million and $81.7 million, respectively, for the corresponding periods in 1995, representing increases of 16.8% and 13.8% over the prior year comparable periods. The increases in net sales were primarily attributable to higher sales of juvenile bicycles and parts and accessories. Juvenile bicycle sales were $10.5 million and $15.4 million, respectively, for the three and six months ended June 30, 1996 compared to $8.2 million and $14.2 million for the corresponding periods in 1995. Parts and accessory sales were $16.6 million and $28.7 million, respectively, for the three and six months ended June 30, 1996 compared to $11.7 million and $21.2 million, respectively, for the corresponding periods in 1995. International sales for the three and six months ended June 30, 1996 represented 18.3% and 26.7% of net sales, respectively, compared to 18.8% and 24.5% for the same periods in the prior year. The increase in international sales is primarily attributable to increased parts and accessory sales.

Gross profit margins in the three and six months ended June 30, 1996 were 29.9% and 27.7%, respectively, compared to 27.0% and 25.1%, respectively, for the comparable periods in 1995. The increases were attributable to higher gross profit margins in all bicycle product categories from improved manufacturing efficiencies and sourcing.

Selling, general and administrative expenses for the three months ended June 30, 1996 increased to $8.6 million, or 19.6% of net sales, from $6.4 million, or 17.0% of net sales, in the corresponding period of 1995. For the six months ended June 30, 1996, such expenses increased to $16.6 million, or 17.9% of net sales, from $13.1 million, or 16.0% of net sales, in the comparable period of 1995. The increases in expenses were primarily due to increased research and development and marketing and promotional expenses and additional personnel costs and associated overhead to support the increased revenues of the Company.

Amortization of intangibles and deferred financing costs decreased by $0.9 million to $0.1 million for the three months ended June 30, 1996 compared to the corresponding period of 1995 and decreased as a percentage of net sales from 2.7% to 0.3%. For the six months ended June 30, 1996, the amortization charges decreased by $1.8 million to $0.3 million compared to the corresponding period of 1995 and decreased as a percentage of net sales from 2.5% to 0.3%. Effective upon the closing of the Company's initial public offering in October 1995, the Company and the individuals subject to certain covenants not to compete terminated the covenants not to compete. In addition, the Company prepaid a senior term loan and senior subordinated debenture from the net proceeds of the initial public offering. As a result, the Company's amortization expense related to these covenants not to compete and the deferred financing costs associated with the senior term loan was terminated as of October 1995.

Operating income for the three months ended June 30, 1996 increased to $4.4 million, or 10.0% of net sales, from $2.8 million, or 7.3% of net sales, in the corresponding period of 1995. For the six months ended June 30, 1996, operating income increased to $8.8 million, or 9.5% of net sales, from $5.4 million, or 6.6% of net sales, in the comparable period of 1995. The increases were largely the result of the reduction of amortization of intangibles and deferred financing costs referenced above, but are also attributable to improved gross profit margins as discussed above.

Interest expense was $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 1996 compared to $1.8 million and $3.5 million, respectively, for the corresponding periods in 1995, representing decreases of 58.6% and 58.4% over the prior year comparable periods. The decreases were due to the reduction in debt as well as decreased short-term interest rates under the Company's new revolving credit facility which was obtained in November 1995.

The effective tax rate for income tax expense was 40.0% for the three and six months ended June 30, 1996 as compared to 44.4% and 44.3%, respectively, for the three and six months ended June 30, 1995. The Company's effective tax rate has been affected by the non-deductibility of the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating cash needs primarily from bank and vendor credit and cash generated from operations. The Company has a revolving credit facility which is limited to the lesser of $60.0 million or the Company's borrowing base based on accounts receivable and inventories, as defined by the agreement, plus an additional $5.0 million available from January 1 through April 30 of each year. The revolving credit facility matures on June 30, 1998. At June 30, 1996, the Company had $36.1 million outstanding under the revolving credit facility which incurs interest at the bank's Reference Rate (as defined by the agreement) or other miscellaneous rates. Subsequent to June 30, 1996, the Company purchased Caratti which was funded on July 3, 1996 through a $14.0 million overadvance credit added to the Company's existing line of credit (See
Note 4 of Notes to Condensed Consolidated Financial Statements).

For the first six months of 1996, the Company had positive cash flow of $4.8 million compared to $6.3 million in the same period of 1995. The decrease was primarily attributable to increased inventories and accounts receivable. The Company invested $1.3 million for additional property and equipment in the first six months of 1996.

The Company anticipates that it will continue to rely on bank and vendor credit and cash generated from operations in order to finance anticipated higher inventory and accounts receivable levels. The Company believes that cash from operations, its bank and vendor credit and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements at least through the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or otherwise finance the Company's operations. There can be no assurance, however, that such funds, if needed, will be available.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

ECONOMIC CONDITIONS; SUSTAINABILITY OF GROWTH. The Company's business is subject to economic cycles and changing consumer trends. Purchases of discretionary sporting goods tend to decline in periods of economic uncertainty. Any significant decline in general economic conditions or continued uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on the Company's business, results of operations and financial condition. In the past ten years, there has been a renewed public interest in bicycling and fitness activities. There can be no assurance that the public interest in bicycling and fitness activities will continue, or that the Company will continue to grow or be able to sustain the level of bicycle sales that historically has been achieved. Any general decline in the size of the bicycle market or in a segment of the bicycle market in which the Company competes, whether from general economic conditions, a decrease in the popularity of bicycling or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition.

TECHNOLOGICAL ADVANCEMENTS AND NEW PRODUCT INTRODUCTIONS. The bicycle industry, in recent years, has been characterized by significant technological advances and frequent new product introductions. The Company believes that the frequent introduction of new, innovative bicycles, parts and accessories that respond timely to changing consumer demands and trends will be critical to its future success. In the past, the Company generally has been successful in the introduction of its bicycles, parts and accessories. No assurance can be given, however, that the Company will be able to continue to design and manufacture products that will achieve commercial success.

QUARTERLY FLUCTUATIONS AND SEASONALITY. Operating results fluctuate on a quarterly basis due to a variety of factors, including the cycles of dealer orders, shipment of products from foreign suppliers, the number and timing of new product introductions, the timing of operating and advertising expenditures and changes in the mix of products ordered by dealers. Typically, the Company's operating expenses are higher in the third quarter primarily due to annual introductions of new bicycle models and participation in annual industry tradeshows. In addition, the Company's business has seasonal elements based on bicycle model years, weather, the year-end shopping season and other factors. The Company believes that factors such as fluctuations in the quarterly operating results could cause the price of the common stock to fluctuate substantially.

COMPETITION. The market for bicycles, parts and accessories, both in the United States and internationally, is highly competitive. In all of its product categories, the Company competes with other manufacturers and distributors, some of which have well-recognized brand names and substantial financial, technological, distribution, advertising and marketing resources. In addition, there are several bicycle manufacturers and component suppliers with substantial resources that do not currently compete directly with the Company, but which could pose significant competition to the Company in the future. There can be no assurance that the Company will be able to compete successfully in the future.

DEPENDENCE ON CERTAIN SUPPLIERS. As is common in the industry, a substantial majority of the Company's multi-speed bicycles contain componentry supplied on a purchase order basis by one Japanese manufacturer. Although such supplier has not indicated any intention to limit or reduce sales of parts to the Company, if it were to do so, the Company's business, results of operations and financial condition could be adversely affected. In addition, the Company purchases substantially all of its bicycles that are manufactured overseas from a limited group of manufacturers, which varies from year to year. The Company has no long-term contracts with these suppliers and competes with other companies for their production capacities. Although the Company has established relationships with its principal suppliers and manufacturing sources, the Company's future success will depend on its ability to maintain such relationships and to develop relationships with new suppliers and manufacturing sources for the production and sale of bicycles, parts and accessories. In the event of a delay or disruption in the supply of bicycles, parts and accessories, the Company believes that suitable alternative suppliers could be obtained, although the transition to other suppliers could result in significant production delays. Any significant delay or disruption in the supply of bicycles, parts and accessories could have a material adverse effect on the Company's business, results of operations and financial condition.

PRODUCT LIABILITY. Because of the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries allegedly sustained as a result of defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company will bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim), and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage.

The successful assertion or settlement of an uninsured claim, the settlement of a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that insurance will remain available, or if available, will not be prohibitively expensive.

FORWARD LOOKING STATEMENTS. This quarterly report contains certain forward looking statements that involve risks and uncertainties. Certain risks and uncertainties that may impact the accuracy of the forward looking statements with respect to revenues, expenses and operating results include, without limitation, cycles of dealer orders, general economic conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by independent bicycle dealers. Certain other risks and uncertainties are described above.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 1996, the Company held its annual meeting of stockholders and at such meeting Robert C. Gay was elected as a director of the Company for a three year term by the common stockholders. The other matter considered at the annual meeting of stockholders was the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

With respect to the election of Robert C. Gay as a director of the Company, of the 8,185,518 shares of common stock available for voting at the meeting, 8,176,518 shares of common stock voted for the election and 9,000 shares of common stock withheld authority for the nominee.

The ratification of the appointment of KPMG Peat Marwick LLP was approved by a majority of shareholders present and entitled to vote at the meeting. Specifically, the total outstanding shares of common stock available for voting at the meeting were 9,764,586 of which 8,185,518 were present or represented at the meeting. 8,164,533 shares of common stock voted in favor of the ratification of KPMG Peat Marwick LLP, 13,915 shares of common stock voted against and 7,070 shares of common stock abstained from voting.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits
           --------

                                                                                     Sequentially
           Exhibit Number                                                            Numbered Page
           --------------                                                            -------------
              10.41                 Lease Agreement by and between Stone
                                    Mountain Industrial Park, Inc. and GT
                                    Bicycles, Inc. for property located at 8291
                                    Forshee Drive, Westside Industrial Park,
                                    Jacksonville, Florida, dated May 2, 1996.                15

              27                    Financial Data Schedule


(b)        Reports on Form 8-K
           -------------------

           None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 13, 1996                    GT BICYCLES,  INC.

                                          By:   /s/ MICHAEL C. HAYNES
                                               -----------------------------
                                                    Michael C. Haynes
                                                    President and Chief
                                                    Executive Officer
                                                    (Principal Executive and
                                                    Duly Authorized Officer)

                                 EXHIBIT INDEX


                                                                                       Sequentially
             Exhibit Number                                                            Numbered Page
             --------------                                                            -------------
                 10.41              Lease Agreement by and between Stone
                                    Mountain Industrial Park, Inc. and GT
                                    Bicycles, Inc. for property located at 8291
                                    Forshee Drive, Westside Industrial Park,
                                    Jacksonville, Florida, dated May 2, 1996.               15

                 27                 Financial Data Schedule