Form 10-Q
period 1996-09-30
GT BICYCLES INC
filed 1996-11-13
CIK 949369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934 For the transition period from        to

                         Commission File Number 0-26742

                                GT BICYCLES, INC.
           (Exact name of the registrant as specified in its charter)


          Delaware                                              04-3210830
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


            3100 West Segerstrom Avenue, Santa Ana, California 92704
                    (Address of principal executive offices)

                                 (714) 513-7100
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

             Class                              Outstanding at November 11, 1996
             -----                              --------------------------------
Common Stock, $0.001 par value                               9,778,597

                                GT BICYCLES, INC.

           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

Part I.  Financial Information                                                          Page Number
         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1996
                         and December 31, 1995                                                    3

                  Condensed Consolidated Statements of Operations for the three
                         and nine months ended September 30, 1996 and 1995                        4

                  Condensed Consolidated Statements of Cash Flows for the
                         nine months ended September 30, 1996 and 1995                            5

                  Notes to Condensed Consolidated Financial Statements                            7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      11

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                               16

Signatures                                                                                       17

                               GT BICYCLES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                               September 30,     December 31,
                                                                                   1996              1995
                                                                               -------------     ------------
ASSETS (note 4)                                                                         (in thousands)
Current assets:
       Cash and cash equivalents                                                  $  1,071        $    --
       Trade accounts receivable, net                                               40,042         34,722
       Inventories (note 2)                                                         66,257         44,336
       Income taxes receivable                                                          --          1,065
       Deferred income taxes                                                         1,558          1,558
       Prepaid expenses and other assets                                             1,621            832
                                                                                  --------        -------
           Total current assets                                                    110,549         82,513

Property, plant and equipment, net                                                   4,801          2,841
Goodwill and covenants not to compete, net                                          20,169         10,012
Other assets                                                                         1,782          1,327
                                                                                  --------        -------

                                                                                  $137,301        $96,693
                                                                                  ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt (note 4)                                 $  4,250        $    --
       Current portion of capital lease obligations                                    342            172
       Accounts payable                                                              9,965          5,647
       Accrued liabilities                                                           6,868          3,905
       Income taxes payable                                                            156             --
                                                                                  --------        -------
           Total current liabilities                                                21,581          9,724
       Long-term debt, net of current portion (note 4)                              60,239         39,610
       Capital lease obligations, net of current portion                               693            647
                                                                                  --------        -------
           Total liabilities                                                        82,513         49,981

Stockholders' equity:
       Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
           issued                                                                       --             --
       Common stock, $0.001 par value, 20,000,000 shares authorized,
           9,775,356 and 9,764,586 shares issued and outstanding at
           September 30, 1996 and December 31, 1995, respectively                       10             10
       Additional paid-in-capital                                                   46,855         46,820
       Retained earnings (accumulated deficit)                                       7,937           (118)
       Cumulative translation loss                                                     (14)            --
                                                                                  --------        -------
           Total stockholders' equity                                               54,788         46,712
                                                                                  --------        -------

                                                                                  $137,301        $96,693
                                                                                  ========        =======

See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                   ---------------------         ------------------------
                                                     1996           1995           1996            1995
                                                   -------        -------        --------        --------
                                                            (in thousands, except per share data)
Net sales                                          $52,435        $38,295        $145,399        $120,011
Cost of sales                                       37,041         27,604         104,272          88,791
                                                   -------        -------        --------        --------

       Gross profit                                 15,394         10,691          41,127          31,220

Selling, general and administrative expenses        10,645          7,701          27,281          20,802
Amortization of intangibles and deferred
   financing costs                                     243            942             514           3,008
                                                   -------        -------        --------        --------

Operating income                                     4,506          2,048          13,332           7,410

Life insurance proceeds, net of guaranteed
   severance payments (note 5)                       1,276             --           1,276              --
Interest expense                                    (1,047)        (1,628)         (2,514)         (5,151)
                                                   -------        -------        --------        --------

Income before taxes                                  4,735            420          12,094           2,259

Income tax expense                                  (1,095)          (186)         (4,039)         (1,001)
                                                   -------        -------        --------        --------

Net income                                         $ 3,640        $   234        $  8,055        $  1,258
                                                   =======        =======        ========        ========

Net income per common and common
   equivalent share                                $  0.37        $  0.03        $   0.81        $   0.18
                                                   =======        =======        ========        ========

Weighted average common and
   common equivalent shares                          9,934          7,086           9,924           7,086
                                                   =======        =======        ========        ========


See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  1996            1995
                                                                                --------        --------
                                                                                     (in thousands)
Cash flows from operating activities:
    Net income                                                                  $  8,055        $  1,258
    Adjustments to reconcile net income to net
        cash (used in) provided by operating activities:
        Depreciation and amortization                                              1,190           3,721
        Provisions for discounts and losses on accounts receivable                   187             184
        Accumulated foreign currency translation adjustments                         (14)             --
    Changes in assets and liabilities:
        Trade accounts receivable                                                    797            (476)
        Inventories                                                              (12,127)          2,133
        Income taxes                                                                 871              32
        Prepaid expenses and other assets                                         (1,010)           (190)
        Accounts payable                                                          (2,068)         (1,415)
        Accrued liabilities                                                        2,560            (820)
                                                                                --------        --------
            Net cash (used in) provided by operating activities                   (1,559)          4,427

Cash flows from investing activities:
    Purchases of property, plant and equipment                                    (2,205)           (605)
    Purchase of Riteway Products North Central, Inc.                                  --          (3,267)
    Purchase of Caratti Sport Limited                                            (14,225)             --
                                                                                --------        --------
            Net cash used in investing activities                                (16,430)         (3,872)

Cash flows from financing activities:
    Net borrowings under line of credit                                            1,991            (500)
    Borrowings from term loan                                                     17,000              --
    Principal payments on capital lease obligations                                 (110)           (128)
    Borrowings for capital lease obligations                                         144              --
    Proceeds from shares issued for employee stock purchase plan                      20              --
    Proceeds from exercise of stock options                                           15              --
                                                                                --------        --------
            Net cash provided by (used in) financing activities                   19,060            (628)

Change in cash and cash equivalents                                                1,071             (73)
Cash and cash equivalents at beginning of period                                      --              73
                                                                                --------        --------
Cash and cash equivalents at end of period                                      $  1,071        $     --
                                                                                ========        ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

        Interest                                                                $  2,460        $  4,798
                                                                                ========        ========

        Income taxes                                                            $  2,604        $    969
                                                                                ========        ========
                                                                                      (Continued)

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                            1996           1995
                                                           -------        ------
                                                               (in thousands)
Supplemental disclosures:
    Purchase of Riteway Products North Central, Inc.
        Inventory                                               --         2,217
        Property, plant and equipment                           --            50
        Goodwill                                                --           350
        Covenant not to compete                                 --           650
                                                           -------        ------
          Net cash used to acquire business                $    --        $3,267
                                                           =======        ======
    Purchase of Caratti Sport Limited
        Working capital, other than cash                     9,194            --
        Property, plant and equipment                          433            --
        Goodwill                                            10,669
        Long-term debt                                      (5,888)           --
        Noncurrent liabilities                                (183)           --
                                                           -------        ------
          Net cash used to acquire business                $14,225        $   --
                                                           =======        ======





See accompanying notes to condensed consolidated financial statements.

                                GT BICYCLES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of GT Bicycles, Inc. (the "Company") include the wholly-owned subsidiaries, GT Bicycles California, Inc., GT BMX Products, Inc., Riteway Distributors, Inc., Riteway Distributors Central, Inc., Riteway Products East, Inc., Riteway Products North Central, Inc., Riteway Products Japan K.K. ("Riteway Japan"), Riteway Products France S.A.R.L. ("Riteway France") and Caratti Sport Limited ("Caratti"). Riteway Products North Central, Inc., Riteway France and Caratti were acquired in July 1995, April 1996 and July 1996, respectively, and have been accounted for under the purchase method of accounting and, accordingly, have been included in the Company's consolidated results of operations since the date of acquisition. Riteway Japan was formed in March 1996 as a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

(2)  INVENTORIES

A summary of the components of inventories follows:

                                                     September 30,    December 31,
                                                         1996            1995
                                                     ------------     -----------
                                                            (in thousands)
Raw materials                                          $   123           $   328
Work in process                                          4,798             1,437
Finished goods and component parts                      61,336            42,571
                                                       -------           -------
                                                       $66,257           $44,336
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

                                GT BICYCLES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


proceeds of common shares and share options within one year of the IPO were used to repurchase common shares at the IPO price of $14.00 per share. Primary earnings per share approximates fully diluted earnings per share for all periods presented.


(4)  DEBT

Debt is comprised of the following:

                                               September 30,     December 31,
                                                   1996              1995
                                               -------------     ------------
                                                         (in thousands)
Domestic revolving credit facility,
secured by the assets of the
Company, due June 30, 1998.
Interest is payable monthly at
various interest rates described
below (weighted average rate of
6.62% at September 30, 1996).                     $39,415          $39,610

Domestic term loan, secured by the
assets of the Company, due
September 30, 2000. Interest is
payable monthly at various interest
rates described below (weighted
average rate of 7.54% at September
30, 1996).                                         17,000               --

Riteway Japan revolving credit
facility, secured by the assets of
the Company, due June 30, 1998.
Interest is payable monthly at rate
described below (weighted average
rate of 2.01% at September 30,
1996).                                             1,395                --

Riteway France revolving credit
facility, secured by the assets of
the Company, due June 30, 1998.
Interest is payable monthly at rate
described below (weighted average
rate of 4.44% at September 30,
1996).                                             2,179                --

Caratti multicurrency revolving
credit facility, secured by the
assets of Caratti, due June 30,
1998. Interest is payable monthly
at rate described below (weighted
average rate of 7.38% at September
30, 1996).                                         4,500                --
                                                 -------           -------
                                                  64,489            39,610
Less current portion of domestic
term loan                                         (4,250)               --
                                                 -------           -------
                                                 $60,239           $39,610
                                                 =======           =======


In November 1995, the Company entered into a domestic credit facility, as amended in August 1996, with a bank that provides for a domestic revolving credit facility and a domestic term loan. The Company also entered into separate credit agreements with the same bank to provide separate credit facilities to Riteway Japan, Riteway France and Caratti.

The domestic credit facility requires the Company to maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments. The Company was in compliance with all such requirements and covenants at September 30, 1996.

                                GT BICYCLES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Domestic Revolving Credit Facility

The total amount of the credit available under the domestic revolving credit facility component of the domestic credit facility for advances and letters of credit is limited to the lesser of $60,000,000 or the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement, plus an additional $5,000,000 available from January 1 through April 30, $6,000,000 available from August 1 through October 31, and $3,000,000 available from November 1 through November 30 of each year. Subsequent to September 30, 1996, the $3,000,000 additional borrowing base available from November 1 through November 30 was increased to $8,000,000 and expanded for the period from November 1 through December 31 of each year. The borrowing base or credit limit is reduced each month by $2,000,000 each for Riteway Japan and Riteway France which represents the credit extended by the bank to these locations. Subsequent to September 30, 1996, the credit extended to Riteway Japan and Riteway France was increased to $2,500,000 and $3,500,000, respectively. The amount individually available under the commercial and standby letters of credit is $15,000,000. The Company has the option to pay interest on borrowings under the domestic revolving credit facility at the bank's Reference Rate (as defined by the agreement), the LIBOR Rate plus the applicable margin (as defined by the agreement), the Offshore Rate plus the applicable margin (as defined by the agreement), or, until March 31, 1997 only, the CD Rate plus the applicable margin (as defined by the agreement), or a combination thereof. The Company must pay a commitment fee on a quarterly basis equal to .25% (per annum) of the unused amount of the credit up to $50,000,000. At September 30, 1996, the Company had no commercial or standby letters of credit outstanding.

Domestic Term Loan

The domestic term loan component of the domestic credit facility of $17,000,000 is payable in equal quarterly installments commencing December 31, 1996 and matures on September 30, 2000. The domestic term loan is made up of two disbursements: 1) $14,000,000 for the purchase of Caratti, and 2) $3,000,000 for the repayment of Caratti's prior bank debt. The Company has the option to pay interest on borrowings under the domestic term loan at the bank's Reference Rate (as defined by the agreement), the LIBOR Rate plus 1.85% (as defined by the agreement), the Offshore Rate plus 1.85% (as defined by the agreement), or a combination thereof.

Riteway Japan Credit Facility

The Riteway Japan credit facility consists of a $2,000,000 revolving credit facility which was increased to $2,500,000 subsequent to September 30, 1996. Interest on borrowings under the revolving credit facility is payable monthly at the bank's base rate plus 1.25%.

Riteway France Credit Facility

The Riteway France credit facility consists of a $2,000,000 revolving credit facility which was increased to $3,500,000 subsequent to September 30, 1996. Interest on borrowings under the revolving credit facility is payable monthly at the bank's base rate plus 1.00%.

Caratti Credit Facility

The Caratti credit facility consists of a multicurrency revolving credit facility, a multicurrency overdraft facility and a multicurrency facility for the issuance of irrevocable commercial letters of credit in an aggregate amount equal to the lesser of $5,000,000 (or its equivalent from time to time in optional currencies, as defined by the agreement) or Caratti's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under the irrevocable commercial letters of credit is $1,500,000 (or its equivalent from time to time in optional currencies, as defined by the agreement). The overdraft facility is repayable on demand by the bank. Interest on borrowings under the multicurrency revolving credit facility is payable monthly at the sum of the MLA Cost (as defined by the agreement), a margin of 1.25% and LIBOR (as

                                GT BICYCLES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


defined by the agreement). Interest on the multicurrency overdraft facility is payable monthly at the bank's prevailing base rate plus 1.25%. Caratti must pay a commitment fee on a quarterly basis equal to .25% (per annum) of the unused amount of the credit up to $5,000,000. At September 30, 1996, the Company had no commercial letters of credit outstanding.

(5)  LIFE INSURANCE PROCEEDS, NET OF GUARANTEED SEVERANCE PAYMENTS

Included in net income for the three and nine months ended September 30, 1996, were net life insurance proceeds of $1,276,000 that the Company received following the death of former President and Chief Executive Officer, Richard Long, in July 1996. The net proceeds consisted of a $2,000,000 insurance settlement less guaranteed payments owed to Richard Long's family of $724,000

(6)  ACQUISITION OF CARATTI

On July 3, 1996, the Company purchased the stock of United Kingdom-based Caratti for approximately $13,125,000. As part of the purchase, the Company agreed to pay a contingent amount of up to an additional aggregate amount of approximately $1,100,000 based on Caratti's future operating results. Caratti is involved in the business of distributing wholesale and retail bicycles, parts and accessories. The purchase of Caratti by the Company was primarily funded through a $14,000,000 overadvance credit added to the Company's domestic revolving credit facility. On August 14, 1996, the $14,000,000 overadvance credit was rolled over into the domestic term loan (see note 4). The Company intends to continue substantially the same use of the assets acquired from Caratti. The cost of the acquisition has been preliminarily allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

GT Bicycles, Inc. (the "Company") is a leading designer, manufacturer and marketer of mid-to premium-priced mountain and juvenile BMX bicycles sold under the Company's brand names. The Company's Riteway Products and Caratti distribution network is a leading distributor of the Company's bicycles, parts and accessories, as well as parts and accessories of other manufacturers, to independent bicycle dealers.

RESULTS OF OPERATIONS

Net sales were $52.4 million and $145.4 million, respectively, for the three and nine months ended September 30, 1996, compared to $38.3 million and $120.0 million, respectively, for the corresponding periods in 1995, representing increases of 36.9% and 21.2% over the prior year comparable periods. The increases in net sales were attributable to higher sales in all product line categories. Bicycle sales were $35.9 million and $100.1 million, respectively, for the three and nine months ended September 30, 1996 compared to $26.0 million and $86.5 million for the corresponding periods in 1995. Parts and accessory sales were $16.5 million and $45.3 million, respectively, for the three and nine months ended September 30, 1996 compared to $12.3 million and $33.5 million, respectively, for the corresponding periods in 1995. International sales for the three and nine months ended September 30, 1996 represented 32.2% and 28.7% of net sales, respectively, compared to 18.0% and 22.4% for the same periods in the prior year. The increase in international sales which consists of increased sales of adult bikes and parts and accessory sales is primarily attributable to the addition of the new foreign subsidiaries in fiscal 1996.

Gross profit margins in the three and nine months ended September 30, 1996 were 29.4% and 28.3%, respectively, compared to 27.9% and 26.0%, respectively, for the comparable periods in 1995. The increases were attributable to higher gross profit margins in all bicycle product categories from improved manufacturing efficiencies and sourcing.

Selling, general and administrative expenses for the three months ended September 30, 1996 increased to $10.6 million from $7.7 million in the corresponding period of 1995, but remained relatively flat as a percentage of sales. For the nine months ended September 30, 1996, such expenses increased to $27.3 million, or 18.8% of net sales, from $20.8 million, or 17.3% of net sales, in the comparable period of 1995. The increases in expenses were primarily due to increased administrative costs for the new foreign subsidiaries as well as additional personnel costs and associated overhead to support the increased revenues of the Company.

Amortization of intangibles and deferred financing costs decreased by $0.7 million to $0.2 million for the three months ended September 30, 1996 compared to the corresponding period of 1995 and decreased as a percentage of net sales from 2.5% to 0.5%. For the nine months ended September 30, 1996, the amortization charges decreased by $2.5 million to $0.5 million compared to the corresponding period of 1995 and decreased as a percentage of net sales from 2.5% to 0.4%. Effective upon the closing of the Company's initial public offering in October 1995, the Company and the individuals subject to certain covenants not to compete terminated the covenants not to compete. In addition, the Company prepaid a senior term loan and senior subordinated debenture from the net proceeds of the initial public offering. As a result, the Company's amortization expense related to these covenants not to compete and the deferred financing costs associated with the senior term loan was terminated as of October 1995.

Life insurance proceeds, net of guaranteed severance payments increased to $1.3 million in both the three and nine months ended September 30, 1996. Following the death of former President and Chief Executive Officer, Richard Long, in July 1996, the Company received a $2.0 million life insurance settlement. This settlement is shown net of guaranteed payments owed to Richard Long's family of $0.7 million.

Operating income for the three months ended September 30, 1996 increased to $4.5 million, or 8.6% of net sales, from $2.0 million, or 5.3% of net sales, in the corresponding period of 1995. For the nine months ended September 30, 1996, operating income increased to $13.3 million, or 9.2% of net sales, from $7.4 million, or 6.2% of net sales, in the comparable period of 1995. The increases were largely the result of the reduction of amortization of intangibles and deferred financing costs referenced above, but to a lesser extent are attributable to improved gross profit margins as discussed above.

Interest expense was $1.0 million and $2.5 million, respectively, for the three and nine months ended September 30, 1996 compared to $1.6 million and $5.2 million, respectively, for the corresponding periods in 1995, representing decreases of 35.7% and 51.2% over the prior year comparable periods. The decreases were due to the reduction in debt as well as decreased short-term interest rates under the Company's new revolving credit facility, obtained in November 1995, which has been partially offset by increased interest expense on additional borrowings for acquisitions and foreign operations.

The effective tax rate for income tax expense was 23.1% and 33.4% for the three and nine months ended September 30, 1996, respectively, as compared to 44.3% for both the three and nine months ended September 30, 1995. The Company's effective tax rate has been affected by the nontaxable life insurance proceeds of $2.0 million received in the third quarter of 1996 and the non-deductibility of the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating cash needs primarily from bank and vendor credit and cash generated from operations. In November 1995, the Company entered into a domestic credit facility, as amended in August 1996, with a bank that provides for a domestic revolving credit facility and a domestic term loan. The Company also entered into separate credit agreements with the same bank to provide separate revolving credit facilities to Riteway Products Japan K.K. ("Riteway Japan"), Riteway Products France S.A.R.L. ("Riteway France") and Caratti Sport Limited ("Caratti").

The total amount of the credit available under the domestic revolving credit facility component of the domestic credit facility for advances and letters of credit is limited to the lesser of $60.0 million or the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement, plus an additional $5.0 million available from January 1 through April 30, $6.0 million available from August 1 through October 31, and $3.0 million available from November 1 through November 30 of each year. Subsequent to September 30, 1996, the $3,000,000 additional borrowing base available from November 1 through November 30 was increased to $8,000,000 and expanded for the period from November 1 through December 31 of each year. The borrowing base or credit limit is reduced each month by $2.0 million each for Riteway Japan and Riteway France which represents the credit extended by the bank to these locations. Subsequent to September 30, 1996, the credit extended to Riteway Japan and Riteway France was increased to $2.5 million and $3.5 million, respectively. At September 30, 1996, the Company had $39.4 million outstanding under the domestic revolving credit facility which incurs interest at the bank's Reference Rate (as defined by the agreement) or other miscellaneous rates. The domestic revolving credit facility matures on June 30, 1998.

The domestic term loan component of the domestic credit facility obtained in August 1996 for $17.0 million is payable in equal quarterly installments commencing December 31, 1996 and matures on September 30, 2000. The domestic term loan is made up of two disbursements: 1) $14.0 million for the purchase of Caratti, and 2) $3.0 million for the repayment of Caratti's prior bank debt. At September 30,

1996, the Company had $17.0 million outstanding under the domestic term loan which incurs interest at the bank's Reference Rate (as defined by the agreement) or other miscellaneous rates.

The Riteway Japan credit facility consists of a $2,000,000 revolving credit facility which was increased to $2,500,000 subsequent to September 30, 1996 with interest on borrowings payable monthly at the bank's base rate plus 1.25%. The Riteway France credit facility consists of a $2,000,000 revolving credit facility which was increased to $3,500,000 subsequent to September 30, 1996 with interest on borrowings payable monthly at the bank's base rate plus 1.00%. The Caratti credit facility consists of a multicurrency revolving credit facility, a multicurrency overdraft facility and a multicurrency facility for the issuance of irrevocable commercial letters of credit in an aggregate amount equal to the lesser of $5,000,000 (or its equivalent from time to time in optional currencies, as defined by the agreement) or Caratti's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under the irrevocable commercial letters of credit is $1,500,000 (or its equivalent from time to time in optional currencies, as defined by the agreement). The overdraft facility is repayable on demand by the bank. Interest on borrowings under the multicurrency revolving credit facility is payable monthly at the sum of the MLA Cost (as defined by the agreement), a margin of 1.25% and LIBOR (as defined by the agreement). Interest on the multicurrency overdraft facility is payable monthly at the bank's prevailing base rate plus 1.25%. The Riteway Japan, Riteway France and Caratti credit facilities mature on June 30, 1998.

For the first nine months of 1996, the Company had negative cash flow from operations of $1.6 million compared to a positive cash flow from operations of $4.4 million in the same period of 1995. The decrease was primarily attributable to increased inventories, excluding the inventory acquired in connection with the acquisition of Caratti. In July 1996, the Company obtained an overadvance credit of approximately $14.0 million on its domestic revolving credit facility that was used to purchase Caratti. In August 1996, the $14.0 million overadvance credit was rolled over into the domestic term loan. The Company invested $2.2 million for additional property and equipment in the first nine months of 1996, excluding the property and equipment acquired in connection with the acquisition of Caratti.

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

CURRENCY FLUCTUATIONS. A portion of the Company's sales outside of North America are denominated in local currencies. In addition, certain components purchased by the Company are purchased in local currencies. Accordingly, the Company is subject to the risks associated with fluctuations in currency rates. The Company has not in the past experienced significant losses associated with currency exchange fluctuations, but there can be no assurance that it will not experience such losses in the future, particularly in light of the increasing portion of net revenues resulting from sales outside North America and through its foreign operating subsidiaries. Should the exposure relating to losses for currency fluctuations increase substantially, the Company may consider the advisability of implementing a hedging strategy under which it would enter into forward contracts against certain foreign currencies in an effort to minimize its exposure on certain significant foreign currency receivables and component purchases. Such hedging activities, if commenced, would only partially address the Company's risks in currency exchange transactions, and there can be no assurance that this strategy would be successful, if at all. Further there can be no assurance that the Company's results of operations will not be affected by currency fluctuations.

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

                           PART II. OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

                                                                                  Sequentially
           Exhibit Number                                                         Numbered Page
           --------------                                                         -------------
           10.42            Second Amended and Restated Credit Agreement
                            (Receivables and Inventory) among the Company,
                            GT Bicycles California, Inc., Riteway Products
                            East, Inc., Riteway Products North Central,
                            Inc., Riteway Distributors Central, Inc.,
                            Riteway Distributors, Inc. and Bank of
                            America, N.T. and S.A., dated August 12, 1996.

           27               Financial Data Schedule.


(b)        Reports on Form 8-K

           During the third quarter of 1996, the Company filed a Form 8-K, dated July 3, 1996, and a Form 8-K/A, dated September 16, 1996, regarding the acquisition of Caratti Sport Limited.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GT BICYCLES, INC.


Date:  November 14, 1996               By:   /s/ Michael C. Haynes
                                             ------------------------
                                             Michael C. Haynes
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive and
                                             Duly Authorized Officer)

                                  EXHIBIT INDEX


                                                                       Sequentially
Exhibit Number                                                         Numbered Page
--------------                                                         -------------
10.42              Second Amended and Restated Credit Agreement
                   (Receivables and Inventory) among the Company,
                   GT Bicycles California, Inc., Riteway Products
                   East, Inc., Riteway Products North Central,
                   Inc., Riteway Distributors Central, Inc.,
                   Riteway Distributors, Inc. and Bank of
                   America, N.T. and S.A., dated August 12, 1996.

27                 Financial Data Schedule.