Form 10-K
period 1996-12-31
GT BICYCLES INC
filed 1997-03-28
CIK 949369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant was approximately $39,818,706 based on the closing sales price of $8.00 per share of the Common Stock as of such date, as reported by The Nasdaq National Market.

As of March 20, 1997, 9,790,532 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1997 Annual Meeting of Stockholders to be held June 3, 1997 are incorporated by reference in Items 10, 11, 12, and 13 of Part III hereof.

                                     PART I


Item 1.    Business

GENERAL

GT Bicycles, Inc. (the "Company" or "GT Bicycles") is a leading designer, manufacturer and marketer of mid- to premium-priced mountain and juvenile BMX bicycles sold under the Company's brand names. The Company's wholly-owned Riteway Products and Caratti distribution network ("distribution network") is a leading distributor of the Company's bicycles, parts and accessories, as well as parts and accessories of other manufacturers, to independent bicycle dealers. The Company currently offers 143 bicycle models, including 48 mountain bicycle models, 73 juvenile BMX bicycle models under its GT, Dyno, Robinson, Auburn and Powerlite brand names and 22 road and specialty bicycle models. In addition to the Company's broad line of bicycle models, the distribution network offers over 4,500 different parts and accessories, ranging from bicycle frames and componentry to helmets, locks and apparel. The Company's distribution network also provides responsive customer service and dealer support, prompt delivery, high order fill-rates, timely warranty service, dealer training, a comprehensive parts and accessory catalog and thorough product and market knowledge. Accordingly, the Company believes that its distribution network provides national purchasing power, financial stability and integrated inventory management, together with the service of a regional distributor.

The Company was incorporated on August 6, 1993 and had no operations for the period August 6, 1993 to November 12, 1993. On November 12, 1993, the Company acquired all of the outstanding common stock of GT Bicycles California, Inc. and subsidiaries (collectively, the "Predecessor") in a purchase of common stock. The Company's name was changed from GT Holdings, Inc. to GT Bicycles, Inc. and the Predecessor's name was changed from GT Bicycles, Inc. to GT Bicycles California, Inc. on August 11, 1995. The Company has nine operating subsidiaries: GT Bicycles California, Inc., GT BMX Products, Inc., Riteway Distributors, Inc., Riteway Distributors Central, Inc., Riteway Products East, Inc., Riteway Products North Central, Inc., Riteway Products Japan K.K. ("Riteway Japan"), Riteway Products France S.A.R.L. ("Riteway France") and Caratti Sport Limited ("Caratti"). The Company's current headquarters and principal place of business are located at 3100 W. Segerstrom Ave., Santa Ana, California 92704, and its telephone number is (714) 513-7100. The Company expects to move its corporate headquarters by May 1997 to 2001 East Dyer Road, Santa Ana, California 92704.

BACKGROUND

The Company was founded in 1979 by Gary Turner and Richard Long, who were early innovators in the design, manufacture and sale of juvenile BMX bicycle frames and forks using advanced designs and materials, including lightweight chromoly. In 1981 the Company began assembling and selling complete juvenile BMX bicycles to independent bicycle dealers, and in 1984 the Company responded to an emerging industry trend by introducing its first adult mountain bicycle. In 1987 in order to provide vertically integrated distribution of its products to independent bicycle dealers, the Company acquired Riteway Distributors, Inc, a California distributor of bicycles, parts and accessories. In 1989 and 1990, the Company purchased two additional regional bicycle distributors to cover the central and eastern United States. In July 1995, the Company purchased a fourth distributor which has a sales territory including Northern Illinois, Wisconsin, Minnesota and surrounding areas. In 1996, the Company formed a distributor in Japan and purchased distributors in France and the United Kingdom. The Company's seven distribution companies provide a regional focus to the independent bicycle dealers they serve.

PRODUCTS

The Company currently offers a broad line of adult and juvenile bicycling products in several categories, including: mountain bicycles, juvenile BMX bicycles, road and specialty bicycles, and parts and accessories. Within each category the Company strives to continually improve its existing products and introduce new products that feature some of the most technically sophisticated materials and componentry in the industry. Bicycles offered by the Company are sold exclusively under the Company's various brand names, and parts and accessories are sold under the brand names of the Company and third parties. In 1996, sales of bicycles represented approximately 71% of the Company's net sales, and sales of parts and accessories represented approximately 29%.

The Company's bicycles for the 1997 model year are distributed in the three major bicycle categories as follows:

                                                                                                    Number of
     Category                                                                                 1997 Bicycle Models
     --------                                                                                 -------------------


     Mountain Bicycle Models:
         Titanium                                Front Suspension Bicycle                                1
                                                 Non Suspension Mountain Bicycle Frame                   1
         Aluminum                                Full Suspension Mountain Bicycle Frame                  2
                                                 Non Suspension Mountain Bicycle Frame                   2
                                                 Full Suspension Mountain Bicycle                        6
                                                 Front Suspension Mountain Bicycle                       6
                                                 Non Suspension Mountain Bicycle                         4
                                                 Cross Bicycle                                           1
         Chromoly Steel                          Non Suspension Mountain Bicycle Frame                   1
                                                 Full Suspension Mountain Bicycle                        1
                                                 Front Suspension Mountain Bicycle                       3
                                                 Non Suspension Mountain Bicycle                         2
                                                 Cross Bicycle                                           1
         Chromoly Steel/Hi-Tensile Steel         Front Suspension Mountain Bicycle                       3
                                                 Non Suspension Mountain Bicycle                         6
                                                 Cross Bicycle                                           3
         Thermoplastic                           Full Suspension Mountain Bicycle Frame                  2
                                                 Full Suspension Mountain Bicycle                        3
                                                                                                       ---
                                                                                                        48
     Juvenile BMX Bicycle Models:
         Aluminum                                BMX Bicycle Frame                                      18
                                                 BMX Bicycle                                            17
         Chromoly Steel                          Freestyle Bicycle Frame                                 4
                                                 BMX Bicycle                                             6
                                                 Freestyle Bicycle                                       7
         Chromoly Steel/Hi-Tensile Steel         BMX Bicycle                                             3
                                                 Freestyle Bicycle                                       7
         Hi-Tensile Steel                        BMX Bicycle                                            11
                                                                                                       ---
                                                                                                        73

     Road and Specialty Bicycle Models:
         Titanium                                Road Bicycle Frame                                      1
         Aluminum                                Road Bicycle Frame                                      2
                                                 Track Bicycle Frame                                     1
                                                 Multi-Sport Road Bicycle Frame                          1
                                                 Road Bicycle                                            5
                                                 Track Bicycle                                           1
                                                 Multi-Sport Road Bicycle                                1
         Chromoly Steel                          Road Bicycle Frame                                      1
                                                 Road Bicycle                                            1
         Chromoly Steel/Hi-Tensile Steel         Cruiser Bicycle                                         6
                                                 Recreational Tandem Bicycle                             2
                                                                                                       ---
                                                                                                        22
                                                                                                       ---
         Total                                                                                         143
                                                                                                       ===

The Company also markets a full line of bicycle parts, including frames, forks, handlebars, pedals, seats, cranks, derailleurs and freewheels, as well as bicycle accessories such as pumps, lights, helmets, locks, cyclometers, racks and bicycle apparel. Some of the parts and accessories are designed and manufactured by the Company, and most others are manufactured and supplied by third parties. Parts and accessories designed and manufactured by the Company are offered and sold under the Company's GT, Dyno, Robinson, Auburn, Powerlite and Cycle Design brand names. All parts and accessories are offered to independent bicycle dealers through the Company's distribution network. In addition, the Company has an exclusive marketing relationship to sell and distribute three-spoke, hollow-composite wheels which use an innovative patented long-carbon composite technology under the Company's Spin brand name, together with other bicycle products that may be developed by the Company utilizing this technology. This technology enables products manufactured with composite materials to be aerodynamically shaped and manufactured in volume, while providing superior strength-to-weight ratios and product rigidity.

In 1996, the Company entered in an exclusive licensing agreement with Harley-Davidson Motor Company to manufacture and market a Harley Davidson bicycle and entered into a partnership with a company to manufacture and market an electric assist bicycle. Both bicycles are expected to be available for distribution in fiscal 1997 and add to the Company's diverse product line of bicycles.

RESEARCH AND PRODUCT DEVELOPMENT

GT Bicycles seeks to differentiate its products by providing bicycles with the latest technology, innovative designs and advanced components and accessories. The Company's experienced product development team works with the Company's sales and manufacturing departments, distribution network and Team GT racing teams to improve existing products and to develop new product ideas. The Company's product development activities are performed at the Company's Santa Ana, California facilities and at its research and development facility located in Longmont, Colorado. The Company utilizes computer-aided design tools and structural analysis programs to enhance its product development efforts. In addition, the Company maintains a stress and destructive testing laboratory at its Colorado facility to collect data and test designs prior to commercial introduction. Research and product development expenditures in fiscal years 1996, 1995 and 1994 were approximately $1,844,000, $1,596,000 and $1,049,000, respectively.

The Company manufactures bicycles using many materials, including chromoly-steel, aluminum, titanium and, most recently, thermoplastics and composites. In comparison with other materials, the Company believes that thermoplastic and composite materials offer superior strength-to-weight ratios while retaining rigidity and can be aerodynamically shaped in volume manufacturing.

Under an agreement with USA Cycling, the Company was selected as the exclusive "Official Bicycle Manufacturer" of road and track bicycles for members of the United States Cycling Team for a period of four years which was extended for another four years through the year 2000. In connection with this agreement, the Company cooperated in the development and production of bicycles used by members of the United States Cycling Team at the 1996 Olympics in Atlanta, Georgia. This development effort, known as Project '96, focused on, among other things, the development of superior lightweight, responsive and aerodynamic equipment. The Company believes that its participation in Project '96 has enhanced its internal research and product development efforts and brand name recognition.

SALES AND DISTRIBUTION

The Company's products are primarily sold through its distribution network to independent bicycle dealers throughout the world. In 1987, the Company began acquiring distribution companies to provide a vertically integrated national distribution network. This network, now known as Riteway Products and Caratti, distributes the Company's brand name bicycles and a broad range of parts and accessories. With the recent acquisition of its Riteway France and Caratti distributors and the establishment of its Riteway Japan distributor in 1996, the Company has enhanced its worldwide distribution network. The Company's distribution network consists of seven wholly-owned subsidiaries located in New York, Wisconsin, Missouri, California, Japan, France and the United Kingdom which employ commissioned field sales representatives, telemarketers and customer service representatives. Each wholly-owned distributor operates on an independent basis with respect to inventory maintenance, order and invoice processing, credit management, customer service and local cooperative advertising. Historically, the distribution network has focused its efforts on the sale and distribution of bicycles, parts and accessories, while GT Bicycles has focused on the design, engineering, manufacture and marketing of selected categories of bicycles and components.

The Company sells its juvenile BMX bicycle and related products to independent bicycle dealers meeting its financial and other criteria on a non-exclusive basis. The Company believes that selling its juvenile BMX bicycles and parts and accessories to independent bicycle dealers on a non-exclusive basis differentiates the Company from many of its competitors and provides greater market access for the Company's products. The Company grants exclusive marketing areas for its GT all terra mountain bicycles to independent bicycle dealers in exchange for their agreement to minimum unit purchase commitments. The Company performs demographic, geographic and financial analyses when selecting its authorized independent bicycle dealers and provides initial training and ongoing promotional assistance. The Company intends to selectively expand the number of authorized mountain bicycle dealers to include additional dealers which meet the Company's standards of high quality service and customer support and agree to certain product commitments.

GT Bicycles currently distributes bicycle products internationally through 56 independent distributors who supply 65 countries and through its wholly-owned distributors, Riteway Japan, Riteway France and Caratti. The Company sells to its independent international distributors directly from its Santa Ana, California facility. In addition, large orders are shipped in containers directly to these distributors from the Company's Taiwan and People's Republic of China suppliers. The Company believes that there are opportunities for expanded sales in foreign markets and intends to increase its sales and marketing efforts in these markets.

MARKETING

The Company promotes and maintains its leading brand names through focused promotional efforts such as sponsorship of professional juvenile BMX and mountain bicycle racing teams; national, regional and local bicycle races; cooperative advertising programs with independent bicycle dealers; and participation in most major trade shows. The Company's marketing department oversees the conception, development and implementation of all aspects of the advertising, marketing and sales promotion of the Company's products.

GT Bicycles conducts national and international marketing and advertising programs through a variety of media, including industry periodicals, newspaper and other print advertisements, television and radio. The Company focuses on high-profile advertising opportunities that feature its products and Team GT racing team riders in national cycling magazines and national bicycle television programs. Each of the Company's independent international distributors is required to conduct and coordinate marketing and advertising efforts with the Company in its respective territory. The Company maintains a marketing office in Belgium to coordinate the marketing efforts of its various independent European distributors. In addition, the Company and its independent international distributors participate in the major international industry trade shows.

The Company also focuses advertising and marketing efforts on a "grass-roots" sponsorship campaign for various national, regional and local races and organizations. The Company believes that providing financial and technical support for local and regional organizations and events is a key factor in maintaining brand name recognition and customer loyalty.

The Company believes that dealer support programs are key factors for marketing success. The Company provides its independent bicycle dealers with on-site product presentations and monthly dealer mailings that feature the Company's latest products and team riders. The Company also maintains a cooperative advertising program for its authorized independent bicycle dealers and provides assistance with local advertising and promotional programs.

In addition to its sponsorship of independent teams such as the United States Cycling Team, United States Triathlon Team, Saturn and Team Shaklee, the Company also supports and promotes its own Team GT racing and demonstration teams which have been very successful in their respective cycling categories. The Company currently supports a GT mountain bicycle racing team, four BMX racing teams and a number of Freestyle demonstration riders. The Company's freestyle and demonstration teams perform at varying venues such as NBA Basketball half-time shows, state fairs, school assemblies, tradeshows and corporate events.

MANUFACTURING, ASSEMBLY AND SOURCING

The Company's manufacturing strategy is to use a combination of internal manufacturing for its higher-end products and outsourcing for its higher volume, lower cost products in order to maximize flexibility and engineering expertise while minimizing capital commitments. The Company manufacturers many of its premium-priced mountain, juvenile BMX and road bicycles, as well as some of its mid-priced juvenile BMX bicycles, at the Company's Santa Ana, California facilities. The Company believes that its internal manufacturing capabilities have allowed it to increase its production flexibility, improve its product development and engineering processes, enhance its reputation for product quality and innovation and increase profit margins. The Company outsources the remaining majority of its production requirements according to its specifications and manufacturing standards which allows the Company to avoid the costs and capital requirements attendant to full-scale manufacturing. The Company currently purchases bicycles from six foreign manufacturers. Although the Company has established relationships with its principal suppliers and manufacturing sources, it has no long-term contracts with these suppliers and competes with other companies for their production capacities. The Company's relationships with its suppliers are primarily based on the length of time such companies have supplied the Company. In the event of a delay or disruption in the supply of bicycles, parts and accessories, the Company believes that it could arrange for alternative bicycle manufacturing sources within a reasonable time period on terms that would not be materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single source supplier would have material adverse effect on the Company's business. However, the future success of the Company will depend on its ability to maintain close relationships with its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price, quality and flexibility in scheduling production. See "Certain Factors That May Affect the Company's Business and Future Results."

The Company's manufacturing operations consist of the forming and welding of the bicycle frame and fork components for its premium-priced mountain, juvenile BMX and road bicycles and the assembly of the bicycle frame, fork, components and accessories. The Company also assembles a relatively small number of bicycles from frames supplied by independent suppliers. The Company's remaining bicycles are manufactured to the Company's specifications by independent factories, most of which are located in Taiwan. The Company monitors its manufacturing process and tests products that are produced to assure quality and reliability. The Company also tests externally sourced components and employs field engineers and independent representatives to oversee the manufacturing operations of the Company's foreign suppliers to assure compliance with the Company's quality control standards. The Company's sourcing strategy is to independently develop innovative product designs and specifications and to require adherence to strict quality standards by its suppliers. In addition, the Company maintains a stress and destructive testing laboratory in its Longmont, Colorado facility to aid it in the design of reliable, high quality products. The Company's parts and accessories are currently manufactured by various third parties, most of whom are located in Taiwan and Japan. A substantial majority of the Company's multi-speed bicycles contain componentry (e.g., derailleurs, brakes, cranks) that is supplied on a purchase order basis by a Japanese manufacturer which has a leading position worldwide for the supply of such parts.

The Company's products are manufactured according to plans that reflect management's estimates of product sales based on recent sales results, current economic conditions, customer orders and prior experience with manufacturing sources. In order to be able to quickly fill orders from bicycle dealers, the Company's wholly-owned distributors maintain significant inventories. The average lead-time from the commitment to purchase products through production and shipment ranges from approximately 90 to 120 days in the case of bicycles, parts and accessories. The Company believes that the close relationships with its principal manufacturing sources allow it to introduce innovative product designs and alter production in response to the market demand for its products.

PRODUCT RECALL

In 1995, the Company initiated a product recall which involved a suspension fork manufactured by a foreign supplier and assembled by a foreign manufacturer on a mountain bicycle model distributed by the Company. The Company sold approximately 3,900 bicycles that included the suspension fork and had approximately 4,000 additional bicycles with the suspension fork in inventory. The Company has discontinued the use of this suspension fork and purchased upgraded replacement forks for the 7,900 bicycles. The Company has attempted to contact all the affected consumers directly, and instituted a program whereby independent bicycle dealers were encouraged to contact affected consumers and install upgraded replacement forks provided by the Company. Approximately 2,200 of the bicycles sold and all of the affected bicycles in inventory have had the suspension fork replaced with the upgraded replacement fork. According to regulations promulgated by the Consumer Product Safety Commission ("CPSC"), the Company, as a manufacturer of consumer goods, is required to advise the CPSC of defects in its products that could create a substantial risk of injury to consumers.

The CPSC also has the authority to require a manufacturer or supplier to recall a product, which may involve product repair, replacement or refunds. Accordingly, upon discovery of the defects in the suspension fork, the Company provided the CPSC with information about the defective suspension fork and worked with the CPSC on the Company's voluntary recall. The CPSC has given notice that they are no longer monitoring the recall. The Company has received a number of claims for personal injuries allegedly incurred as a result of the suspension fork. The Company is seeking reimbursement from the manufacturer of the fork, the manufacturer of the bicycle and their respective insurance carriers for expenses and damages incurred by the Company related to the recall and related claims. One insurance carrier has accepted liability for some of the claims and is investigating others. Even though the Company has filed suit against the manufacturer of the fork and the manufacturer of the bicycle to collect the balance of monies owed, there can be no assurance, however, that any such reimbursement will be made. In such event, the Company does not expect warranty expenses related to the recall and expenses or damages related to such claims to be material to the Company's results of operations, financial condition and liquidity.

Although the Company has a limited history of involvement in product recalls and has not had a recall on any of the products which it has manufactured, the Company may be involved in additional product recalls in the future which could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. See "Certain Factors That May Affect the Company's Business and Future Results."

INTELLECTUAL PROPERTY

In the course of its business, the Company employs various trademarks, trade names and service marks, including its logos, in the packaging and advertising of its products. The Company believes the strength of its service marks, trademarks and trade names are of considerable value and importance to its business and intends to continue to protect and promote its marks as appropriate. The loss of any significant mark could have a material adverse effect on the Company. The Company is the owner of numerous domestic and international registrations and applications.

The Company currently holds a number of United States patents. Although the Company believes that such patents are useful in maintaining the Company's competitive position, it considers other factors such as the Company's reputation for technology, innovation, quality products, customer service, dealer support, brand name recognition and distribution network to be its primary competitive advantages. It is the practice of the Company to require its employees involved in research and product development activities to execute confidentiality and invention assignment agreements.

EMPLOYEES

At December 31, 1996, the Company had 734 full-time and part-time employees. On March 22, 1996, the National Labor Relations Board conducted a certification election in a unit consisting of some warehouse employees employed by the Company's Riteway Distributors Central, Inc. subsidiary at its St. Louis, Missouri location. In that election, the warehouse employees in that subsidiary voted for representation by the Teamsters union. The results of the election were certified by the National Labor Relations Board and, therefore, the Company has an obligation to bargain with that union regarding wages, hours and other terms and conditions of employment of the employees in that subsidiary. The Company believes that its relations with its employees are good. The Company has never suffered a material work stoppage or slowdown.

REGULATION

The Company is subject to Federal, state and local regulations concerning consumer products, bicycles, the environment and occupational safety and health. In general, the Company has not experienced difficulty complying with such regulations. The Company believes that its facilities are in material compliance with applicable environmental laws, and since inception, the Company has had no material claims involving environmental matters.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS ARE UNCERTAIN AND MAY BE IMPACTED BY THE FOLLOWING FACTORS. IN PARTICULAR, CERTAIN RISKS AND UNCERTAINTIES THAT MAY IMPACT THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS WITH RESPECT TO REVENUES, EXPENSES AND OPERATING RESULTS INCLUDE, WITHOUT LIMITATION, CYCLES OF DEALER ORDERS, GENERAL ECONOMIC CONDITIONS AND CHANGING CONSUMER TRENDS, TECHNOLOGICAL ADVANCES AND THE NUMBER AND TIMING OF NEW PRODUCT INTRODUCTIONS, SHIPMENTS OF PRODUCTS AND COMPONENTRY FROM FOREIGN SUPPLIERS, THE TIMING OF OPERATING AND ADVERTISING EXPENDITURES AND CHANGES IN THE MIX OF PRODUCTS ORDERED BY INDEPENDENT BICYCLE DEALERS. AS A RESULT, THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

ECONOMIC CONDITIONS; SUSTAINABILITY OF GROWTH. The Company's business is subject to economic cycles and changing consumer trends. Purchases of discretionary sporting goods tend to decline in periods of economic uncertainty. Any significant decline in general economic conditions or continued uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. In the past ten years, there has been a renewed public interest in bicycling and fitness activities. There can be no assurance that the public interest in bicycling and fitness activities will continue, or that the Company will continue to grow or be able to sustain the level of bicycle sales that it historically has achieved. Any general decline in the size of the bicycle market or in a segment of the bicycle market in which the Company competes, whether from general economic conditions, a decrease in the popularity of bicycling or otherwise, could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

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

DEPENDENCE ON CERTAIN SUPPLIERS. As is common in the industry, a substantial majority of the Company's multi-speed bicycles contain componentry supplied on a purchase order basis by one Japanese manufacturer. Although such supplier has not indicated any intention to limit or reduce sales of parts to the Company, if it were to do so, the Company's business, results of operations, financial condition and liquidity could be adversely affected. In addition, the Company purchases substantially all of its bicycles that are manufactured overseas from a limited group of manufacturers, which varies from year to year. The Company has no long-term contracts with these suppliers and competes with other companies for their production capacities. Although the Company has established relationships with its principal suppliers and manufacturing sources, the Company's future success will depend on its ability to maintain such relationships and to develop relationships with new suppliers and manufacturing sources for the production and sale of bicycles, parts and accessories. In the event of a delay or disruption in the supply of bicycles, parts and accessories, the Company believes that suitable alternative suppliers could be obtained, although the transition to other suppliers could result in significant production delays. Any significant delay or disruption in the supply of bicycles, parts and accessories could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

PRODUCT LIABILITY. Because of the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries allegedly sustained as a result of defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company will bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim) and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The successful assertion or settlement of an uninsured claim, the settlement of a significant number of insured claims or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. In addition, there can be no assurance that insurance will remain available, or if available, will not be prohibitively expensive.

ITEM 2.    PROPERTIES

The following chart sets forth all of the facilities leased by the Company and each distribution subsidiary:

                                                                                   Approximate       Date of Termination
               Purpose                                Location                   Square Footage       of Lease
-------------------------------------------------------------------------------------------------------------------------
GT Corporate Headquarters and Assembly
     and Riteway West Distribution               Santa Ana, California                150,000                June 2, 2003

GT Bicycles Manufacturing and
     Research and Product Development            Santa Ana, California                 31,000           November 30, 1999

GT Bicycles and Research and Development
     and Manufacturing                           Longmont, Colorado                     5,600                     Monthly

GT Bicycles Harley Davidson Project              Boulder, Colorado                        350                     Monthly

GT Bicycles Administrative Office                Hasselt, Belgium                         250                     Monthly

Riteway Central Distribution                     St. Louis, Missouri                   86,500              April 30, 2001

Riteway Central Distribution                     Jacksonville, Florida                156,000               July 31, 1999

Riteway East Distribution                        Cheektowaga, New York                 84,000            January 15, 2011

Riteway North Central Distribution               Sheboygan, Wisconsin                  50,000                July 9, 2000

Riteway Japan Distribution                       Tokyo, Japan                           1,400            January 28, 1999

Riteway Japan Distribution                       Saitama, Japan                        10,800               June 30, 1999

Riteway France Distribution                      Nancy, France                         23,000              March 31, 2005

Caratti Distribution                             Bristol, United Kingdom               40,000               July 29, 1998

Caratti Distribution                             Bristol, United Kingdom                1,200                May 20, 2001

Caratti Distribution                             Cheltenham, United Kingdom             2,000               June 21, 1999


In January 1997, the Company signed a new lease on a building in Santa Ana, California with approximately 355,000 square feet which terminates January 31, 2007. Concurrent with the execution of the new lease, the Company subleased the above noted Santa Ana location leases and plans to move out of these facilities by the end of May 1997 and consolidate its California operations into this new Santa Ana site.

The Company believes that its present facilities are adequate to meet its anticipated needs for the next 12 months and suitable space will be available on reasonable terms, if needed, to accommodate expansion.

ITEM 3.    LEGAL PROCEEDINGS

Because of the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries allegedly sustained as a result of defects in the Company's products. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there is no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company will bear responsibility for a significant portion, if not all, of the defense costs (which include attorney fees and expenses incurred in the defense of any claims) and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The successful assertion or settlement of an uninsured claim, the settlement of a significant number of insured claims or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. In addition, there can be no assurance that insurance will remain available, or if available, will not be prohibitively expensive.

The Company has no material pending legal proceedings, other than routine litigation incidental to its business including the aforementioned product liability lawsuits.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II


ITEM 5.    MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

The Company's Common Stock is traded on the over-the-counter market (The Nasdaq National Market) under the symbol GTBX. The following table sets forth, for the periods indicated, the range of high and low closing sales prices for the Company's Common Stock. The Company's Common Stock first began trading on the Nasdaq National Market on October 18, 1995.


                                   High                 Low
                                ---------            ---------
        Fiscal 1995:
        ------------
        4th Quarter               $ 14.75              $  8.50

        Fiscal 1996:
        ------------
        1st Quarter               $10.875              $ 7.750
        2nd Quarter               $16.375              $ 9.375
        3rd Quarter               $15.750              $10.125
        4th Quarter               $14.375              $11.500

There were approximately 201 security holders of record as of March 20, 1997. The Company has not paid dividends and intends to retain earnings for use in the business for the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains certain selected consolidated financial data and is qualified by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected data as of December 31, 1996 and 1995 and the selected data for the years ended December 31, 1996, 1995 and 1994 are derived from the Consolidated Financial Statements of the Company appearing elsewhere herein, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants ("KPMG"). The selected data for the period from November 12, 1993 through December 31, 1993 are derived from the Consolidated Financial Statements of the Company not included in this Form 10-K, which financial statements have been audited by KPMG. The selected data for the period from January 1, 1993 through November 11, 1993 and for the year ended December 31, 1992 are derived from the Consolidated Financial Statements of the Predecessor not included in this Form 10-K, which financial statements have been audited by KPMG.

                                                                     The Company                           The Predecessor(1)
                                              -----------------------------------------------------     ------------------------
                                                                                         November 12,   January 1,
                                              Year ended    Year ended     Year ended      through        through     Year ended
                                              December 31, December 31,    December 31,  December 31,   November 11,  December 31,
                                                 1996           1995          1994           1993           1993         1992
                                              ---------      ---------      ---------     ---------      ---------     ---------
                                                                   (in thousands, except per share data)
SUMMARY OF OPERATIONS
Net sales ...............................     $ 208,351      $ 168,933      $ 145,749     $  20,498      $ 103,250     $  93,014
Cost of sales ...........................       149,147        124,524        107,690        17,061         78,165        71,292
                                              ---------      ---------      ---------     ---------      ---------     ---------
Gross profit ............................        59,204         44,409         38,059         3,437         25,085        21,722
Selling, general and administrative
   expenses .............................        38,450         28,429         25,962         3,491         17,427        15,190
Amortization of intangibles and
   deferred financing costs .............           739          3,313          5,107           419             67           139
Nonrecurring charge .....................            --          4,707             --            --             --            --
                                              ---------      ---------      ---------     ---------      ---------     ---------
Operating income (loss) .................        20,015          7,960          6,990          (473)         7,591         6,393
Life insurance proceeds, net ............        (1,276)            --             --            --             --            --
Interest expense ........................         3,828          6,070          5,233           673          1,374         1,332
                                              ---------      ---------      ---------     ---------      ---------     ---------
Income (loss) before taxes and
    extraordinary item ..................        17,463          1,890          1,757        (1,146)         6,217         5,061
Income tax expense (benefit) ............         5,887          1,028            875          (430)         2,532         1,982
                                              ---------      ---------      ---------     ---------      ---------     ---------
Income (loss) before extraordinary item..        11,576            862            882          (716)         3,685         3,079
                                              ---------      ---------      ---------     ---------      ---------     ---------

Extraordinary loss from early
   extinguishment of debt ...............            --         (1,146)            --            --             --            --
                                              ---------      ---------      ---------     ---------      ---------     ---------
Net income (loss) .......................     $  11,576      $    (284)     $     882     $    (716)     $   3,685     $   3,079
                                              =========      =========      =========     =========      =========     =========

Net income per share before
   extraordinary item(2) ................     $    1.17      $    0.12      $    0.12
Net loss per share for
   extraordinary item(2) ................            --          (0.16)            --
                                              ---------      ---------      ---------
Net income (loss) per share(2) ..........     $    1.17      $   (0.04)     $    0.12
                                              =========      =========      =========


                                                      December 31,
                                       -----------------------------------------
                                         1996       1995       1994       1993
                                       --------   --------   --------   --------
                                                     (in thousands)
FINANCIAL POSITION
Working capital ....................   $107,391   $ 72,789   $ 50,526   $ 40,694
Total assets .......................    156,181     96,693     86,252     77,689
Long-term debt, net of current
   portion .........................     74,050     40,257     66,381     60,543

Total stockholder's equity .........     59,153     46,712      6,780      5,898



____________________________

(1) Effective November 12, 1993, the Company acquired the Predecessor in a leveraged acquisition. The acquisition was accounted for as a purchase resulting in a new basis for the assets acquired.

(2) Earnings per share for the Company for the period November 12, 1993 through December 31, 1993 is not presented due to the non-comparable period presented. Earnings per share for the Predecessor for the period January 1, 1993 through November 11, 1993 and for the year ended December 31, 1992 is not presented due to the non-comparable capital structure.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the following factors, among others: cycles of dealer orders, general economic conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by independent bicycle dealers. See "Item 1. Business - Certain Factors That May Affect the Company's Business and Future Results."

OVERVIEW

The Company's gross margins in any period are affected by, among other factors, the type and mix of products sold and by the breakdown between domestic and international sales. Mountain bicycles, which represent the largest portion of the Company's net sales, are characterized generally by relatively lower gross margins than juvenile BMX bicycles and parts and accessories sold by the Company. Gross margins on sales to independent international distributors are generally lower than gross margins on sales through the Company's distribution network. However, the majority of international sales are shipped directly to distributors in containers from the Company's suppliers in Taiwan and the People's Republic of China and, therefore, the Company incurs significantly less distribution and other expenses with regard to such sales.

1996 Life Insurance Proceeds, net of Guaranteed Severance Payments. Included in net income for the year ended December 31, 1996, were net life insurance proceeds of $1.3 million received by the Company following the death of its former President and Chief Executive Officer, Richard Long, in July 1996. The net proceeds consisted of a $2.0 million insurance settlement less guaranteed payments owed to Richard Long's family of $0.7 million. See Note 13 of Notes to Consolidated Financial Statements.

1995 Nonrecurring Charge and Extraordinary Loss From Early Extinguishment of Debt. Concurrent with closing of the Company's initial public offering ("IPO") on October 18, 1995, certain covenants not to compete from the 1993 reorganization were terminated resulting in a nonrecurring charge of approximately $4.7 million in October 1995. The Company also used approximately $37.0 million of the proceeds from the IPO to retire debt which resulted in the acceleration of the amortization of related deferred financing costs and a debenture discount totaling approximately $1.1 million, net of taxes. This item has been accounted for as an extraordinary loss from early extinguishment of debt in the 1995 Consolidated Financial Statements. See Notes 5 and 12 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of operations data as a percentage of net sales, for the periods indicated:

                                                                                    Year Ended December 31,
                                                                          -------------------------------------
                                                                            1996           1995            1994
                                                                          -------        -------        -------
Net sales .........................................................         100.0%         100.0%         100.0%
Cost of sales .....................................................          71.6           73.7           73.9
                                                                          -------        -------        -------
Gross profit ......................................................          28.4           26.3           26.1
Selling, general and administrative expenses ......................          18.4           16.8           17.8
Amortization of intangibles and deferred financing costs ..........           0.4            2.0            3.5
Nonrecurring charge ...............................................            --            2.8             --
                                                                          -------        -------        -------
Operating income ..................................................           9.6            4.7            4.8
Life insurance proceeds, net ......................................          (0.6)            --             --
Interest expense ..................................................           1.8            3.6            3.6
                                                                          -------        -------        -------
Income before taxes and extraordinary item ........................           8.4            1.1            1.2
Income tax expense ................................................          (2.8)          (0.6)          (0.6)
                                                                          -------        -------        -------
Income before extraordinary item ..................................           5.6            0.5            0.6
Extraordinary loss from early extinguishment of debt ..............            --           (0.7)            --
                                                                          -------        -------        -------
Net income (loss) .................................................           5.6%          (0.2)%          0.6%
                                                                          =======        =======        =======


COMPARISON OF 1996 TO 1995

Net Sales. Net sales for 1996 increased by 23.3%, or $39.4 million, to $208.4 million. The increase in net sales was attributable to a $5.8 million and $17.9 million increase in domestic and foreign sales of bicycles, respectively, and a $8.6 million and $7.1 million increase in domestic and foreign sales of parts and accessories, respectively. The increase in domestic net sales was primarily attributable to a general increase in the demand for the Company's juvenile bicycles, parts and accessories. The increase in foreign net sales was primarily attributable to the inclusion of the Company's new distributors in Japan, France and the United Kingdom in its results of operations as well as a general increase in sales to independent international distributors.

Gross Profit. Gross profit for 1996 increased as a percentage of net sales from 26.3% to 28.4%. This increase as a percentage of net sales was attributable to a change in product mix, which included an increase in sales of higher margin juvenile bicycles and parts and accessories, coupled with higher gross profit margins in all bicycle product categories which were the result of improved manufacturing efficiencies and sourcing.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996 increased by $10.0 million to $38.5 million and increased as a percentage of net sales from 16.8% to 18.4%. This increase was primarily due to increased administrative costs as a result of the addition of the new foreign distributors in Japan, France and the United Kingdom, the inclusion of a full year of administrative costs for Riteway North Central, Inc., which was purchased in July 1995, and additional personnel costs and associated overhead required to support the increased revenues of the Company.

Amortization of Intangibles and Deferred Financing Costs. Amortization of intangibles and deferred financing costs decreased by $2.6 million in 1996 and decreased as a percentage of net sales from 2.0% to 0.4%. The decrease was primarily attributable to the termination of certain covenants not to compete and the acceleration of amortization of related deferred financing costs associated with a senior term loan in connection with the Company's IPO and the application of the net proceeds. As a result, amortization of the covenants not to compete, deferred financing costs on the senior term loan and an unamortized discount on the senior subordinated debenture were terminated in October 1995. This decrease was partially offset by the increased amortization of goodwill from the acquisition of Caratti in July 1996.

Nonrecurring Charge. The nonrecurring charge in 1995 represents a charge taken by the Company in October 1995 for the termination of certain covenants not to compete as discussed above. As a result, the Company incurred a $4.7 million charge in the fourth quarter of 1995. There was no such charge in 1996.

Operating Income. Operating income for 1996 increased by $12.1 million and increased as a percentage of net sales from 4.7% to 9.6% due to improved gross profit margins, the elimination of the nonrecurring charge as discussed above and the reduction of amortization of intangibles and deferred financing costs as discussed above.

Life Insurance Proceeds, net. Included in the net income for 1996 were net life insurance proceeds of $1.3 million that the Company received following the death of former President and Chief Executive Officer, Richard Long, in July 1996. The net proceeds consisted of a $2.0 million insurance settlement less guaranteed payments owed to Richard Long's family of $0.7 million. There was no such item in 1995.

Interest Expense. Interest expense decreased by $2.2 million in 1996 and decreased as a percentage of sales from 3.6% to 1.8%. The decrease was attributable to a reduction in debt as proceeds from the IPO were used to retire a portion of the Company's debt as well as decreased short-term interest rates under the Company's new revolving credit facility which was obtained in November 1995. This decrease was partially offset by increased interest expense on additional borrowings in 1996 which were incurred to fund acquisitions and the expansion of the Company's domestic and foreign operations.

Income Tax Expense. The Company's effective tax rate was 33.7% in 1996 as compared to 54.4% in 1995. The Company's effective tax rate in 1996 has been affected by the non-deductibility of the amortization of goodwill and the non-taxable life insurance proceeds received. The Company's effective tax rate in 1995 has been affected by the non-deductibility of the amortization of goodwill and the tax effect of the extraordinary loss from early extinguishment of debt.

COMPARISON OF 1995 TO 1994

Net Sales. Net sales for 1995 increased by 15.9%, or $23.2 million, to $168.9 million. The increase in net sales was attributable to a $7.4 million increase in domestic sales of bicycles and a $7.9 million increase in domestic sales of parts and accessories. International sales also increased by $7.9 million, which can be attributed to an increase in sales of mountain bicycles, juvenile bicycles, parts and accessories. The increase in net sales was primarily attributable to a general increase in the demand for the Company's higher-end bicycles, parts and accessories.

Gross Profit. Gross profit for 1995 increased slightly as a percentage of net sales from 26.1% to 26.3%. Gross profit for 1994 was adversely affected by a $0.6 million adjustment to the cost basis of the inventory resulting from the 1993 reorganization. Excluding this adjustment, gross profit for 1995 as a percentage of net sales decreased slightly from 26.5% to 26.3%. This decrease as a percentage of net sales was primarily attributable to a change in product mix with an increase in lower margin independent international distributor and mountain bicycle sales, partially offset by an increase in sales of higher margin parts and accessories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1995 increased by $2.5 million, but decreased as a percentage of net sales from 17.8% to 16.8%. This decrease as a percentage of net sales was primarily the result of certain fixed expenses being allocated over an increased sales base, offset partially by an increase in research and product development expenses in 1995 and an increase in selling, general and administrative expenses associated with the acquisition of the distributor, Riteway North Central, Inc., in July 1995.

Amortization of Intangibles and Deferred Financing Costs. Amortization of intangibles and deferred financing costs decreased by $1.8 million in 1995 and decreased as a percentage of net sales from 3.5% to 2.0%. The decrease was primarily attributable to the termination of certain covenants not to compete and the acceleration of deferred financing costs. Effective upon the closing of the Company's IPO in October 1995, the Company and the individuals subject to the covenants not to compete resulting from a 1993 reorganization agreed to terminate the covenants not to compete. In addition, the Company used proceeds from the IPO to prepay a senior term loan and senior subordinated debenture. As a result, amortization of the covenants not to compete, deferred financing costs on the senior term loan and unamortized discount on the senior subordinated debenture were terminated in October 1995. In addition, a portion of the decrease was attributable to the fact that the covenants not to compete were amortized on a sum-of-the-years digits basis. This decrease was partially offset by the increased amortization of goodwill and covenants not to compete from the acquisition of Riteway North Central, Inc. in July 1995.

Nonrecurring Charge. The nonrecurring charge in 1995 represents a charge taken by the Company in October 1995 for the termination of certain covenants not to compete as discussed above. Effective upon the closing of the Company's IPO in October 1995, the Company and the individuals subject to the covenants not to compete resulting from a 1993 reorganization agreed to terminate the covenants not to compete. As a result, the Company incurred a $4.7 million charge in the fourth quarter of 1995. There was no such charge in 1994.

Operating Income. Operating income for 1995 increased by $1.0 million, but decreased slightly as a percentage of net sales from 4.8% to 4.7% due to the nonrecurring charge discussed above.

Interest Expense. Interest expense increased by $0.8 million in 1995 and remained constant as a percentage of sales at 3.6%. The increase was primarily attributable to financing a higher amount of inventory and accounts receivable, as well as increased short-term interest rates under the Company's senior term loan and senior revolving credit facility.

Income Tax Expense. The Company's effective tax rate was 54.4% in 1995 as compared to 49.8% in 1994. The Company's effective tax rate has been affected by the non-deductibility of the amortization of goodwill and the tax effect of the extraordinary loss from early extinguishment of debt.

Extraordinary Loss From Early Extinguishment of Debt. Effective upon the closing of the Company's IPO, the Company prepaid a senior term loan and senior subordinated debenture from the net proceeds of the offering. As a result, the Company incurred $1.6 million and $0.5 million in extraordinary charges in the fourth quarter of 1995 relating to the acceleration of deferred financing costs associated with the senior term loan and the acceleration of the unamortized discount on the senior subordinated debenture, respectively. The total extraordinary charges of $2.1 million have been reported net of tax benefits of approximately $1.0 million.

QUARTERLY COMPARISONS

The following table sets forth certain quarterly consolidated statements of operations data for the periods presented and such data as a percentage of net sales. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                 Quarter Ended
                                            ---------------------------------------------------------------------------------------
                                            Mar. 31,   June 30,  Sept. 30,   Dec. 31,    Mar. 31,   June 30,  Sept. 30,    Dec. 31,
                                              1995       1995       1995       1995        1996       1996       1996        1996
                                            --------   --------   --------   --------    --------   --------   --------    --------
                                                                              (dollars in thousands)
CONSOLIDATED STATEMENTS
OF OPERATIONS DATA:
Net sales ................................  $ 43,939   $ 37,777   $ 38,295   $ 48,922    $ 48,850   $ 44,114   $ 52,435    $ 62,952
Cost of sales ............................    33,607     27,580     27,604     35,733      36,310     30,921     37,041      44,875
                                            --------   --------   --------   --------    --------   --------   --------    --------
Gross profit .............................    10,332     10,197     10,691     13,189      12,540     13,193     15,394      18,077
Selling, general and
   administrative expenses ...............     6,664      6,438      7,701      7,626       7,992      8,644     10,645      11,169
Amortization of intangibles and
   deferred financing costs...............     1,063      1,003        942        305         135        136        243         225

Nonrecurring charge ......................        --         --         --      4,707          --         --         --          --
                                            --------   --------   --------   --------    --------   --------   --------    --------
Operating income .........................     2,605      2,756      2,048        551       4,413      4,413      4,506       6,683
Life insurance proceeds, net .............        --         --         --         --          --         --     (1,276)         --

Interest expense .........................     1,743      1,780      1,628        919         730        737      1,047       1,314
                                            --------   --------   --------   --------    --------   --------   --------    --------
Income (loss) before taxes and
   extraordinary item ....................       862        976        420       (368)      3,683      3,676      4,735       5,369

Income tax expense .......................       382        433        186         27       1,473      1,471      1,095       1,848
                                            --------   --------   --------   --------    --------   --------   --------    --------
Income (loss) before
   extraordinary item ....................       480        543        234       (395)      2,210      2,205      3,640       3,521
Extraordinary loss from early
   extinguishment of debt ................        --         --         --     (1,146)         --         --         --          --

                                            --------   --------   --------   --------    --------   --------   --------    --------
Net income (loss) ........................  $    480   $    543   $    234   $ (1,541)   $  2,210   $  2,205   $  3,640    $  3,521
                                            ========   ========   ========   ========    ========   ========   ========    ========

PERCENTAGE OF NET SALES:
Net Sales ................................     100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%      100.0%
Cost of Sales ............................      76.5       73.0       72.1       73.0        74.3       70.1       70.6        71.3
                                            --------   --------   --------   --------    --------   --------   --------    --------
Gross Profit .............................      23.5       27.0       27.9       27.0        25.7       29.9       29.4        28.7
Selling, general and
   administrative expenses ...............      15.2       17.0       20.1       15.6        16.4       19.6       20.3        17.7
Amortization of intangibles and
   deferred financing costs ..............       2.4        2.7        2.5        0.6         0.3        0.3        0.5         0.4
Nonrecurring charge ......................        --         --         --        9.6          --         --         --          --
                                            --------   --------   --------   --------    --------   --------   --------    --------
Operating income .........................       5.9        7.3        5.3        1.2         9.0       10.0        8.6        10.6
Life insurance proceeds, net .............        --         --         --         --          --         --       (2.4)         --
Interest expense .........................       3.9        4.7        4.2        1.9         1.5        1.7        2.0         2.1
                                            --------   --------   --------   --------    --------   --------   --------    --------
Income (loss) before taxes and
   extraordinary item ....................       3.0        2.6        1.1       (0.7)         7.5       8.3        9.0         8.5
Income tax expense .......................       0.9        1.1        0.5        0.1          3.0       3.3        2.1         2.9
                                            --------   --------   --------   --------    --------   --------   --------    --------
Income (loss) before extraordinary item ..       1.1        1.5        0.6       (0.8)         4.5       5.0        6.9         5.6
Extraordinary loss from early
   extinguishment of debt ................        --         --         --       (2.3)         --         --         --          --
                                            --------   --------   --------   --------    --------   --------   --------    --------
Net income (loss) ........................       1.1%       1.5%       0.6%      (3.1)%       4.5%       5.0%       6.9%        5.6%
                                            ========   ========   ========   ========    ========   ========   ========    ========


Operating results fluctuate on a quarterly basis due to a variety of factors, including the cycles of dealer orders, shipment of products from foreign suppliers, the number and timing of new product introductions, the timing of operating and advertising expenditures and changes in the mix of products ordered by dealers. Typically, the Company's operating expenses are higher in the third quarter primarily due to annual introductions of new bicycle models and participation in annual industry trade shows. In addition, the Company's business has seasonal elements based upon bicycle model years, weather, the year-end shopping season and other factors. The Company believes that factors such as fluctuations in the quarterly operating results could cause the price of the common stock to fluctuate substantially. See "Certain Factors That May Affect the Company's Business and Future Results."

INFLATION AND FOREIGN CURRENCY EXCHANGE

Inflation has not had a significant impact on the Company's operating results to date. While a majority of the Company's payments for components and bicycles purchased from foreign vendors and payments to the Company for its international sales are made in U.S. dollars, a portion of payments made to vendors are made in currencies other than the U.S. dollar. Currency fluctuations may adversely affect prices paid by the Company for bicycle products. The Company from time to time has entered into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on a small portion of specific purchase commitments denominated in foreign currencies. See Note 2 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating cash needs primarily from bank and vendor credit and cash generated from operations. In November 1995, the Company entered into a domestic credit facility, as amended in August 1996, with a bank that provides for a domestic revolving credit facility and a domestic term loan. The Company also entered into separate credit agreements with the same bank to provide separate revolving credit facilities to Riteway Japan, Riteway France and Caratti.

The total amount of credit available under the domestic revolving credit facility component of the domestic credit facility for advances and letters of credit is limited to the lesser of $60.0 million or the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement, plus an additional $5.0 million available from January 1 through April 30, $6.0 million available from August 1 through October 31 and $3.0 million available from November 1 through November 30 of each year. Subsequent to December 31, 1996, the total credit available under the domestic revolving credit facility was increased to $65.0 million from February 7, 1997 through February 28, 1997, $80.0 million from March 1, 1997 through March 31, 1997, $75.0 million from April 1, 1997 through April 30, 1997 and $65.0 million from May 1, 1997 through July 31, 1997. Also subsequent to December 31, 1996, the $5.0 million additional borrowing base availability from January 1 through April 30 was increased to $11.0 million from February 15, 1997 through March 31, 1997, reduced to $5.0 million from April 1, 1997 through April 30, 1997 and expanded to $3.0 million from May 1, 1997 through July 31, 1997. The borrowing base or credit limit is reduced each month by $3.0 million and $3.5 million for Riteway Japan and Riteway France, respectively, which represents the credit extended by the bank to these locations. At December 31, 1996, the Company had $51.6 million outstanding under the domestic revolving credit facility which incurs interest at the bank's Reference Rate (as defined by the agreement) or other miscellaneous rates. The domestic revolving credit facility matures on June 30, 1998. See Note 5 of Notes to Consolidated Financial Statements.

The domestic term loan component of the domestic credit facility obtained in August 1996 of $17.0 million is payable in equal quarterly installments commencing December 31, 1996 and matures on September 30, 2000. The domestic term loan was made up of two disbursements: (1) $14.0 million for the purchase of Caratti, and (2) $3.0 million for the repayment of Caratti's prior bank debt. At December 31, 1996, the Company had $15.9 million in principal outstanding under the domestic term loan which incurs interest at the bank's Reference Rate (as defined by the agreement) or other miscellaneous rates. See Note 5 of Notes to Consolidated Financial Statements.

The Riteway Japan credit facility consists of a $3.0 million revolving credit facility with interest on borrowings payable monthly at the bank's base rate plus 1.25%. The Riteway France credit facility consists of a $3.5 million revolving credit facility with interest on borrowings payable monthly at the bank's base rate plus 1.00%. The Caratti credit facility consists of a multicurrency revolving credit facility, a multicurrency overdraft facility and a multicurrency facility for the issuance of irrevocable commercial letters of credit in an aggregate amount equal to the lesser of $10.0 million (or its equivalent from time to time in optional currencies, as defined by the agreement) or Caratti's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under the irrevocable commercial letters of credit is $1.5 million (or its equivalent from time to time in optional currencies, as defined by the agreement). The overdraft facility is repayable on demand by the bank. Interest on borrowings under the multicurrency revolving credit facility is payable monthly at the sum of the MLA Cost (as defined by the agreement), a margin of 1.25% and LIBOR (as defined by the agreement). Interest on the multicurrency overdraft facility is payable monthly at the bank's prevailing base rate plus 1.25%. The Riteway Japan, Riteway France and Caratti credit facilities mature on June 30, 1998. At December 31, 1996, the amounts outstanding on the Riteway Japan, Riteway France and Caratti facilities were $2.2 million, $3.4 million and $4.5 million, respectively. See Note 5 of Notes to Consolidated Financial Statements.

The Company's operating activities used cash of approximately $15.7 million in 1996, $8.8 million in 1995 and $6.0 million in 1994. Inventories increased by approximately $30.0 million in 1996 which includes inventory purchased in the acquisitions of Caratti and Riteway France, $8.2 million in 1995 which includes inventory purchased in the acquisition of Riteway North Central, Inc. and $6.1 million in 1994. The increases in inventories were primarily due to growth in the Company's sales. The Company maintains increasing levels of inventory primarily to offer a broad product line and to increase order fill-rates. Trade accounts receivable increased by approximately $17.6 million in 1996 which includes trade accounts receivable purchased in the acquisition of Caratti, $9.9 million in 1995 and $6.3 million in 1994. The Company's capital expenditures totaled approximately $2.9 million in 1996 which includes property and equipment purchased in the acquisitions of Caratti and Riteway France, $0.8 million in Fiscal 1995 which includes property and equipment purchased in the acquisition of Riteway Products North Central, Inc. and $0.9 million in 1994. In July 1996, the Company obtained an overadvance credit of approximately $14.0 on its domestic revolving credit facility that was used to purchase Caratti. In August 1996, the $14.0 million overadvance credit was rolled over into the domestic term loan.

The Company anticipates that it will continue to rely on bank and vendor credit and cash generated from operations in order to finance anticipated higher inventory and accounts receivable levels. The Company believes that cash from operations, its bank and vendor credit and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements through the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or otherwise finance the Company's operations. There can be no assurance, however, that such funds, if needed, will be available.

Subsequent to December 31, 1996, the Company entered into a new operating lease on a building in Santa Ana, California to consolidate its California operations into one facility which should be completed by the end of May 1997. This new lease terminates January 31, 2007 and based on 1996 monthly rent expense will result in an incremental average annual increase in rent expense of approximately $876,000. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data of the Company required by this Item are set forth at the pages indicated at Item 14(a)(1) and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated by reference from the sections entitled "Nominees" and "Other Executive Officers" of the Company's Proxy Statement filed in connection with its 1997 Annual Meeting of Stockholders to be held on June 3, 1997.


ITEM 11.   EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections entitled "Executive Compensation" of the Company's Proxy Statement filed in connection with its 1997 Annual Meeting of Stockholders to be held on June 3, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" of the Company's Proxy Statement filed in connection with its 1997 Annual Meeting of Stockholders to be held on June 3, 1997.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the sections entitled "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement filed in connection with its 1997 Annual Meeting of Stockholders to be held on June 3, 1997.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements

           Index to Financial Statements                               Page No.
           -----------------------------                               --------
           Independent Auditors' Report................................   F-1
           Consolidated Balance Sheets.................................   F-2
           Consolidated Statements of Operations.......................   F-3
           Consolidated Statements of Stockholders' Equity.............   F-4
           Consolidated Statements of Cash Flows.......................   F-5
           Notes to Consolidated Financial Statements..................   F-6

(a)(2)     Financial Statement Schedules

           Index to Financial Statement Schedules                      Page No.
           --------------------------------------                      --------
           Independent Auditors' Report on Financial Statement Schedule  F-19
           Schedule II - Valuation and Qualifying Accounts.............  F-20

           All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3)   Exhibits

         Index to Exhibits
         -----------------

     Exhibit No.         Description                                                               Location
     -----------         -----------                                                               --------
      3.4                Amended and Restated Certificate of Incorporation                            (1)

      3.6                Restated Bylaws of the Company                                               (1)

      3.7                Specimen Certificate of Common Stock.                                        (1)

      10.1               Form of Indemnification Agreement between the officers and                   (1)
                         directors and the Company.

      10.2               Sponsorship Agreement between the U.S. Cycling Federation                    (1)
                         and GT Bicycles, California, Inc. (the "Predecessor"), dated
                         January 19, 1993.

      10.3               Employment Agreement between the Predecessor and Michael                     (1)
                         Haynes, dated September 27, 1993.

      10.4               Employment Agreement between the Predecessor and William                     (1)
                         Duehring, dated September 27, 1993.

      10.5               Employment Agreement between the Predecessor and William                     (1)
                         Galloway, dated September 27, 1993.

      10.7               Employment Agreement between the Predecessor and Gary                        (1)
                         Turner, dated September 27, 1993.

      10.15              Amendment and Restatement of Stockholders Agreement among                    (1)
                         the Company, Bain Capital Fund IV, L.P., Bain Capital Fund
                         IV-B, L.P., BCIP Associates, BCIP Trust Associates, L.P.,
                         Jackson National Life Insurance Company, Richard W. Long,
                         Gary Turner, Michael Haynes, William Galloway and William
                         Duehring, dated November 12, 1993 and Amendment thereto
                         dated September 28, 1995.

      10.18              Standard Industrial/Commercial Single-Tenant Lease between                   (1)
                         The Equitable Life Assurance Society of the United States and
                         the Predecessor for the property located at 3100 West
                         Segerstrom Avenue, Santa Ana, California, dated June 3, 1993.

      10.19              Lease by and between Parkway Associates, L.P., a Wisconsin                   (1)
                         limited partnership, and Riteway North, for the property located at 2932 Behrens Parkway, Sheboygan, Wisconsin, dated July
                         10, 1995.

      10.20              Standard Industrial/Commercial Multi-Tenant Lease between                    (1)
                         Gates-Warner and the Company, for the property located at
                         1303 East Warner Avenue, Santa Ana, California, dated May
                         30, 1995.

      10.21              Standard Industrial/Commercial Multi-Tenant Lease between                    (1)
                         Yale Street Associates and the Predecessor for the property located at 2330 South Yale Street, Santa Ana, California, dated
                         October 14, 1994.

      10.24              Lease Agreement by and between Herbert O. Jones and Virginia                 (1)
                         F. Jones and the Predecessor for the property located at 711 1st
                         Avenue, Longmont, Colorado, dated September 1, 1992.

      10.27              Incentive Stock Option, Nonqualified Stock Option and                        (1)
                         Restricted Stock Purchase Plan 1993.

      10.28              Form of Incentive Option Agreement.                                          (1)

      10.29              GT Bicycles, Inc. Profit Sharing Plan (Amended and Restated),                (1)
                         dated January 1, 1989.

      10.30              First Amendment to GT Bicycles, Inc. Profit Sharing Plan,                    (1)
                         dated January 1, 1989.

      10.31              Termination Agreement between Richard W. Long, Gary                          (1)
                         Turner, Michael Haynes, William Galloway and William
                         Duehring and the Company, dated August 11, 1995.

      10.32              Distributorship Agreement for Shimano Standard Bicycle                       (1)
                         Components, Shimano XTR(R) and Dura-Ace(R) Bicycle
                         Components by and between Shimano Inc. and Riteway
                         Products dated July 1, 1995.

      10.33              GT Bicycles, Inc. 1995 Employee Stock Purchase Plan.                         (1)

      10.40              Lease Agreement between 25 Dewberry Lane, Inc. and the                       (1)
                         Company for the property located at 25 Dewberry Lane,
                         Cheektowaga, New York, dated November 7, 1995.

      10.41              Lease Agreement by and between Stone Mountain Industrial                     (2)
                         Park, Inc. and GT Bicycles, Inc. for property located at 8291
                         Forshee Drive, Westside Industrial Park, Jacksonville, Florida,
                         dated May 2, 1996.

      10.42              Second Amended and Restated Credit Agreement (Receivables                    (3)
                         and Inventory) among the Company, GT Bicycles California,
                         Inc., Riteway Products East, Inc., Riteway Products North
                         Central, Inc., Riteway Distributors Central, Inc., Riteway
                         Distributors, Inc. and Bank of America, N.T. and S.A., dated
                         August 12, 1996.

      10.43              Agreement for the sale and purchase of the whole of the issued               (4)
                         share capital of Caratti Sport Limited, dated July 3, 1996, between the Company and Mark Brinley Aldo Edwards, Sarah
                         Edwards and Philip Brinley Antonio Edwards.

      10.44              Amendment No. 1 to Employment Agreement between the                          *
                         Company and Michael Haynes, dated November 12, 1996.


         10.45           Amendment No. 1 to Employment Agreement between the                          *
                         Company and William Duehring, dated November 12, 1996.

         10.46           Employment Agreement between the Company and Robert C.                       *
                         Ippolito, dated June 10, 1996.

         10.47           Employment Agreement between the Company and Charles                         *
                         Cimitile, dated November 7, 1996.

         21.1            Subsidiaries of the Registrant.                                              *

         23.1            Consent of KPMG Peat Marwick LLP.                                            *

         24.1            Power of Attorney (included on the Signature Page of this
                         Annual Report on Form 10K).

         Executive Compensation Plans and Arrangements
         ---------------------------------------------


     Exhibit No.                     Description                                                   Location
     -----------                     -----------                                                   --------

         10.1            Form of Indemnification Agreement between the officers and                   (1)
                         directors and the Company.

         10.3            Employment Agreement between the Predecessor and Michael                     (1)
                         Haynes, dated September 27, 1993.

         10.4            Employment Agreement between the Predecessor and William                     (1)
                         Duehring, dated September 27, 1993.

         10.5            Employment Agreement between the Predecessor and William                     (1)
                         Galloway, dated September 27, 1993.

         10.7            Employment Agreement between the Predecessor and Gary                        (1)
                         Turner, dated September 27, 1993.

         10.27           Incentive Stock Option, Nonqualified Stock Option and                        (1)
                         Restricted Stock Purchase Plan 1993.

         10.28           Form of Incentive Option Agreement.                                          (1)

         10.29           GT Bicycles, Inc. Profit Sharing Plan (Amended and Restated),                (1)
                         dated January 1, 1989.

         10.30           First Amendment to GT Bicycles, Inc. Profit Sharing Plan,                    (1)
                         dated January 1, 1989.

         10.33           GT Bicycles, Inc. 1995 Employee Stock Purchase Plan.                         (1)

         10.44           Amendment No. 1 to Employment Agreement between the                          *
                         Company and Michael Haynes, dated November 12, 1996.

         10.45           Amendment No. 1 to Employment Agreement between the                          *
                         Company and William Duehring, dated November 12, 1996.

         10.46           Employment Agreement between the Company and Robert C.                       *
                         Ippolito, dated June 10, 1996.


         10.47           Employment Agreement between the Company and Charles                         *
                         Cimitile, dated November 7, 1996.


----------------------

*    Filed herewith.

(1) Incorporated by reference to the referenced exhibit number to the Company's Registration Statement on Form S-1, Reg. No. 33-95802.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(4) Incorporated by reference to the Company's Current Report of Form 8-K dated July 3, 1996.


(b)  Reports on Form 8-K

     During the third quarter of 1996, the Company filed a Form 8-K, dated July 3, 1996, and a Form 8-K/A, dated September 16, 1996, regarding the acquisition of Caratti Sport Limited.

This Form 10-K includes references to registered trademarks and brand names of the Company and of manufacturers whose products are sold by the Company. The Company's trademarks and brand names include GT(R), GT Bicycles(R), GT all terra(R), Dyno(R), Powerlite(R), Auburn(R), Robinson(R), Crestline(R), Cycle Design(R), GT Triple Triangle Design(R), Groove Tube(R) and Spin(R).

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Ana, State of California, on March 28, 1997.

                                        GT BICYCLES, INC.


                                        By:  /s/ MICHAEL C. HAYNES
                                             -----------------------------------
                                             Michael C. Haynes
                                             President, Chief Executive Officer
                                             and Director


We, the undersigned directors and officers of GT Bicycles, Inc., do hereby constitute and appoint Michael C. Haynes our true and lawful attorney and agent, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MICHAEL C. HAYNES       President, Chief                    March 28, 1997
-------------------------   Executive Officer and Director
Michael C. Haynes           (Principal Executive Officer)

/s/ CHARLES CIMITILE        Vice President, Finance and         March 28, 1997
-------------------------   Chief Financial Officer
Charles Cimitile            (Principal Financial and Principal
                            Accounting Officer)

/s/ ROBERT C. GAY           Director                            March 28, 1997
-------------------------
Robert C. Gay

/s/ GEOFFREY S. REHNERT     Director                            March 28, 1997
-------------------------
Geoffrey S. Rehnert

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
GT Bicycles, Inc.:

We have audited the consolidated balance sheets of GT Bicycles, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GT Bicycles, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                           KPMG PEAT MARWICK LLP


Orange County, California
February 19, 1997

                       GT BICYCLES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                    December 31,
                                                                            --------------------------
                        ASSETS (NOTE 5)                                          1996          1995
                                                                            ------------  ------------
Current assets:
   Trade accounts receivable, net of allowance for doubtful accounts of
     $1,633,804 and $1,177,300 at December 31, 1996 and 1995, respectively  $ 51,842,764  $ 34,722,143
   Inventories (note 3)                                                       74,328,222    44,335,889
   Income taxes receivable                                                           --      1,065,153
   Deferred income taxes (note 7)                                              1,915,000     1,558,000
   Prepaid expenses and other assets                                           1,979,741       831,668
                                                                            ------------  ------------
      Total current assets                                                   130,065,727    82,512,853

Property, plant and equipment, net (notes 4 and 8)                             5,023,101     2,840,811
Goodwill, net of accumulated amortization of $1,461,403 and $852,788
  at December 31, 1996 and 1995, respectively                                 18,689,343     9,427,023
Covenants not to compete, net of accumulated amortization of $195,000 and
  $65,000 at December 31, 1996 and 1995, respectively                            455,000       585,000
Other assets (note 10)                                                         1,948,052     1,327,089
                                                                            ------------  ------------
                                                                            $156,181,223  $ 96,692,776
                                                                            ============  ============



                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt (note 5)                               $  4,250,000            --
   Current portion of capital lease obligations (note 8)                         376,697       172,301
   Accounts payable                                                           12,468,016     5,647,271
   Accrued liabilities                                                         4,518,794     3,904,405
   Income taxes payable                                                        1,060,945            --
                                                                            ------------  ------------
     Total current liabilities                                                22,674,452     9,723,977
   Long-term debt, net of current portion (note 5)                            73,420,840    39,610,136
   Capital lease obligations, net of current portion (note 8)                    629,054       646,635
   Deferred income taxes (note 7)                                                 92,000            --
   Other liabilities                                                             212,240            --
                                                                            ------------  ------------
     Total liabilities                                                        97,028,586    49,980,748

Stockholders' equity (notes 5 and 6):
   Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
     issued                                                                           --            --
   Common stock, $0.001 par value, 20,000,000 shares authorized,
      9,781,097 and 9,764,586 shares issued and outstanding
     at December 31, 1996 and 1995, respectively                                   9,781         9,765
   Additional paid-in-capital                                                 46,916,372    46,820,306
   Retained earnings (accumulated deficit)                                    11,457,761      (118,043)
   Foreign currency translation adjustment                                       768,723            --
                                                                            ------------  ------------
     Total stockholders' equity                                               59,152,637    46,712,028

Commitments and contingencies (note 8)
Subsequent events (notes 5 and 8)
                                                                            ------------  ------------
                                                                            $156,181,223  $ 96,692,776
                                                                            ============  ============












          See accompanying notes to consolidated financial statements.

                       GT BICYCLES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                              Year Ended December 31,
                                                                             -------------------------------------------------------
                                                                                  1996                1995                 1994
                                                                             -------------        -------------        -------------
Net sales                                                                    $ 208,351,320        $ 168,933,302        $ 145,749,374
Cost of sales                                                                  149,147,403          124,524,440          107,690,275
                                                                             -------------        -------------        -------------
      Gross profit                                                              59,203,917           44,408,862           38,059,099

Selling, general and administrative expenses                                    38,450,313           28,428,975           25,961,752
Amortization of intangibles and deferred financing costs                           738,610            3,312,777            5,106,541
Nonrecurring charge (note 12)                                                           --            4,707,545                   --
                                                                             -------------        -------------        -------------

Operating income                                                                20,014,994            7,959,565            6,990,806

Life insurance proceeds, net of guaranteed severance
   payments of $724,429 (note 13)                                               (1,275,571)                  --                   --
Interest expense (note 5)                                                        3,827,910            6,070,143            5,234,148
                                                                             -------------        -------------        -------------

Income before taxes and extraordinary item                                      17,462,655            1,889,422            1,756,658

Income tax expense (note 7)                                                      5,886,851            1,027,474              874,740
                                                                             -------------        -------------        -------------

Income before extraordinary item                                                11,575,804              861,948              881,918

Extraordinary loss from early extinguishment of
   debt, net of income tax benefit of $978,461 (note 5)                                 --           (1,145,858)                  --
                                                                             -------------        -------------        -------------

Net income (loss)                                                            $  11,575,804        ($    283,910)       $     881,918
                                                                             =============        =============        =============

Net income (loss) per common and common
   equivalent share:
      Income before extraordinary item                                       $        1.17        $        0.12        $        0.12
      Extraordinary item                                                                --                (0.16)                  --
                                                                             -------------        -------------        -------------
      Net income (loss)                                                      $        1.17        ($       0.04)       $        0.12
                                                                             =============        =============        =============
Weighted average common and
   common equivalent shares                                                      9,931,929            7,375,944            7,085,597
                                                                             =============        =============        =============






          See accompanying notes to consolidated financial statements.

                       GT BICYCLES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                       Retained        Foreign
                                                                        Additional     Earnings        Currency          Total
                                                 Common Stock            Paid-in      (Accumulated     Translation    Stockholders'
                                             Shares        Amount        Capital        Deficit)       Adjustment        Equity
                                          ------------   ------------   ------------  ------------    ------------   ---------------

Balance, December 31, 1993                   6,600,000   $      6,600   $  6,607,645  ($   716,051)  $         --  $  5,898,194

Net income                                          --             --             --       881,918             --       881,918
                                          ------------   ------------   ------------  ------------   ------------  ------------

Balance, December 31, 1994                   6,600,000          6,600      6,607,645       165,867             --     6,780,112

Cancellation of shares (note 6)               (277,057)          (277)            --            --             --          (277)
Exercise of warrants (note 6)                  291,643            292             --            --             --           292
Issuance of common stock, net of offering
  costs (note 6)                             3,150,000          3,150     40,212,661            --             --    40,215,811
Net loss                                            --             --             --      (283,910)            --      (283,910)
                                          ------------   ------------   ------------  ------------   ------------  ------------

Balance, December 31, 1995                   9,764,586          9,765     46,820,306      (118,043)            --    46,712,028

Exercise of options (note 6)                    10,750             10         34,365            --             --        34,375
Issuance of common stock for employee
  stock purchase plan (note 6)                   5,761              6         61,701            --             --        61,707
Net income                                          --             --             --    11,575,804             --    11,575,804
Foreign currency translation adjustment             --             --             --            --        768,723       768,723
                                          ------------   ------------   ------------  ------------   ------------  ------------

Balance, December 31, 1996                   9,781,097   $      9,781   $ 46,916,372  $ 11,457,761   $    768,723  $ 59,152,637
                                          ============   ============   ============  ============   ============  ============











          See accompanying notes to consolidated financial statements.

                       GT BICYCLES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                                 --------------------------------------------------
                                                                                     1996               1995               1994
                                                                                ------------       ------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                              $ 11,575,804       $(   283,910)      $    881,918
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Depreciation and amortization                                                   1,594,565          4,084,398          5,745,363
    Write-off of covenant not to compete                                                   --          4,707,545                 --
    Extraordinary loss from early extinguishment of debt                                   --          2,124,319                 --
    Provisions for discounts and losses on accounts receivable                        202,863            236,521            299,500
    Deferred income taxes                                                            (265,000)           526,000         (1,330,000)
    Foreign currency translation adjustment                                           768,723                 --                 --
  Changes in assets and liabilities:
    Trade accounts receivable                                                     (11,019,660)        (9,868,226)        (6,259,271)
    Inventories                                                                   (18,996,473)        (6,001,588)        (6,068,864)
    Income taxes                                                                    1,776,444         (1,309,284)           (56,523)
    Prepaid expenses and other assets                                                (966,295)          (725,710)          (163,278)
    Accounts payable                                                                  434,348         (2,402,743)          (421,235)
    Accrued liabilities                                                               211,498             91,972          1,372,237
    Other liabilities                                                                 212,240                 --            (39,092)
                                                                                 ------------       ------------       ------------
      Net cash used in operating activities                                       (14,470,943)        (8,820,706)        (6,039,245)

Cash flows from investing activities:
  Purchases of property, plant and equipment                                       (2,408,219)          (694,244)          (850,541)
  Investment in unconsolidated affiliate                                             (500,000)                --           (350,000)
  Purchase of Riteway Products North Central, Inc.                                         --         (3,266,570)                --
  Purchase of Caratti Sport Limited                                               (13,427,494)
  Purchase of Riteway Products France S.A.R.L                                      (1,323,129)                --                 --
                                                                                 ------------       ------------       ------------
      Net cash used in investing activities                                       (17,658,842)        (3,960,814)        (1,200,541)

Cash flows from financing activities:
  Net borrowings under lines of credit                                             16,235,662          9,660,136          5,775,000
  Borrowings from term loan                                                        17,000,000                 --                 --
  Repayments of  term loan                                                         (1,062,500)       (37,000,000)                --
  Payment of financing costs                                                               --                 --           (156,500)
  Proceeds from issuance of common stock and warrants                                  96,082         40,215,826                 --
  Principal payments on capital lease obligations                                    (139,459)          (167,631)                --
                                                                                 ------------       ------------       ------------
      Net cash provided by financing activities                                    32,129,785         12,708,331          5,618,500

Net decrease in cash and cash equivalents                                                  --            (73,189)        (1,621,286)
Cash and cash equivalents at beginning of year                                             --             73,189          1,694,475
                                                                                 ------------       ------------       ------------
Cash and cash equivalents at end of year                                         $         --       $         --       $     73,189
                                                                                 ============       ============       ============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                     $  3,691,695       $  6,248,332       $  5,457,732
                                                                                 ============       ============       ============
    Income taxes                                                                 $  4,446,806       $    969,125       $  2,274,104
                                                                                 ============       ============       ============

Supplemental disclosures:
  Purchase of Riteway Products North Central, Inc.
    Inventories                                                                  $         --       $  2,217,262       $         --
    Property, plant and equipment                                                          --             77,000                 --
    Goodwill                                                                               --            323,000                 --
    Covenant not to compete                                                                --            650,000                 --
    Prepaid expenses                                                                       --              2,517                 --
    Other liabilities                                                                      --             (3,209)                --
                                                                                 ------------       ------------       ------------
     Net cash used to acquire business                                           $         --       $  3,266,570       $         --
                                                                                 ============       ============       ============

  Purchase of Caratti Sport Limited
    Working capital, other than cash                                             $  9,193,955       $         --       $         --
    Property, plant and equipment                                                     432,788                 --                 --
    Goodwill                                                                        9,870,931                 --                 --
    Long-term debt                                                                 (5,887,542)                --                 --
    Noncurrent liabilities                                                           (182,638)                --                 --
                                                                                 ------------       ------------       ------------
     Net cash used to acquire business                                           $ 13,427,494       $         --       $         --
                                                                                 ============       ============       ============

  Purchase of Riteway Products France S.A.R.L
    Inventories                                                                  $  1,201,309       $         --       $         --
    Property, plant and equipment                                                      53,601                 --                 --
    Other assets                                                                       68,219                 --                 --
                                                                                 ------------       ------------       ------------
     Net cash used to acquire business                                           $  1,323,129       $         --       $         --
                                                                                 ============       ============       ============

  Purchase of equipment under capital lease obligations                          $    142,918       $         --       $    986,567
                                                                                 ============       ============       ============





          See accompanying notes to consolidated financial statements.

                       GT BICYCLES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  DESCRIPTION OF THE COMPANY

GT Bicycles, Inc. (the "Company") is a leading designer, manufacturer and marketer of mid- to premium-priced mountain and juvenile BMX bicycles sold under the Company's brand names. The Company's Riteway Products and Caratti distribution network is a leading distributor of the Company's bicycles, parts and accessories, as well as parts and accessories of other manufacturers to independent bicycle dealers.

The Company's business is highly dependent on products manufactured by foreign suppliers located primarily in Taiwan and Japan and to a lesser extent the People's Republic of China. The Company's business is subject to the risks generally associated with doing business abroad, such as delays in shipment, foreign governmental regulation, adverse fluctuations in foreign exchange rates, difficulties in collecting receivables, embargoes, tariffs, exchange controls, trade disputes, changes in economic conditions and political turmoil in the countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign suppliers or manufacturing sources. Any significant delay or disruption in supply of bicycles or bicycle parts and accessories could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company's name was changed from GT Holdings, Inc. to GT Bicycles, Inc. on August 11, 1995.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the wholly owned subsidiaries, GT Bicycles California, Inc., GT BMX Products, Inc., Riteway Distributors, Inc., Riteway Distributors Central, Inc., Riteway Products East, Inc., Riteway Products North Central, Inc., Riteway Products Japan K.K. ("Riteway Japan"), Riteway Products France S.A.R.L. ("Riteway France") and Caratti Sport Limited ("Caratti"). Riteway Products North Central, Inc., Riteway France and Caratti were acquired in July 1995, April 1996 and July 1996, respectively, and have been accounted for under the purchase method of accounting and, accordingly, the purchase price of each entity was allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the fair market values net of assets acquired has been recorded as goodwill. Riteway Products North Central, Inc., Riteway France and Caratti have been included in the Company's consolidated results of operations since the date of acquisition. Riteway Japan was formed in March 1996 as a wholly-owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliates, owned between 20% but not exceeding 50%, are recorded under the equity method of accounting.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market ("net realizable value"). Cost is determined using the first-in, first-out ("FIFO") method.

Revenue Recognition

Revenue is recognized and estimated warranty expenses are accrued upon product shipment.

                       GT BICYCLES, INC. AND SUBSIDIARIES

The Company contracts with independent overseas manufacturers for the production of certain goods ordered by its international distributors and, in most cases, arranges for the shipment of the goods directly to these international distributors. All sales orders by international distributors are placed directly with the Company. The Company recognizes revenue for these transactions at the time of shipment of goods from the contract manufacturer. For sales transactions with certain international distributors, the Company arranges for a portion of the total sales price to be billed directly by the contract manufacturer. The Company includes in net sales and cost of sales the amount billed by the contract manufacturer and the amount paid by the Company for the goods, respectively. The portion billed by the contract manufacturer for these transactions is generally secured by an irrevocable letter of credit opened by the international distributor.

In other cases, the contract manufacturer may grant credit to the international distributor and the Company guarantees payments for the goods. There were no credit arrangements outstanding at December 31, 1996 and 1995 between the Company's contract manufacturers and its international distributors for which the Company was contingently liable.

Research and Development Costs

Research and development costs are expensed as incurred. Selling, general and administrative expenses of the Company include research and development expenses of approximately $1,363,000, $1,410,000 and $873,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Advertising and Promotion Costs

Advertising costs are expensed as incurred. Promotion costs are expensed as incurred or the first time the promotional event/advertising takes place. Selling, general and administrative expenses of the Company include advertising and promotion costs of approximately $3,914,000, $2,685,000 and $1,981,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995 there were no deferred promotional costs.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Intangible Assets

Intangible assets at December 31, 1996 and 1995 consist of covenants not to compete from the acquisition of Riteway Products North Central, Inc. and goodwill. Amortization of the covenants not to compete is recorded on a straight-line basis over the related contractual term of five years. Amortization of goodwill is recorded on a straight-line basis over 25 years.

In connection with the Company's initial public offering ("IPO") in October 1995, certain covenants not to compete and deferred financing costs were written-off (see notes 5 and 12).

The Company recognized amortization expense on the covenants not compete, goodwill and deferred financing costs of $130,000, $608,610 and $0 for the year ended December 31, 1996, respectively, $2,750,965, $404,734 and $157,078 for the year ended December 31, 1995, respectively, and $4,550,239, $357,892 and $198,410 for the year ended December 31, 1994, respectively.

                       GT BICYCLES, INC. AND SUBSIDIARIES

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews identifiable intangibles and goodwill for impairment whenever events or circumstances indicate the carrying amount may not be recoverable based upon a comparison of the asset carrying value to the expected future cash flows (undiscounted and without interest charges).

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Forward Exchange Contracts

The Company from time to time enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on specific purchase commitments denominated in foreign currencies. The gains and losses on these contracts are included in the value of the assets which they were intended to hedge. At December 31, 1996, the Company had forward exchange contracts outstanding, with maturities of three months or less, to exchange foreign currencies for approximately $3.3 million. At December 31, 1995, there were no forward exchange contracts outstanding.

Stock Split

On March 23, 1994, the Company's Board of Directors approved a 600-for-1 Class A and Class B common stock split. In connection with the Company's IPO, the Company effected a recapitalization whereby all outstanding shares of Class A and Class B common stock were converted into 11 shares of common stock. All share and per share data have been restated to reflect the stock split and recapitalization.

Use of Estimates

Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Net Income (Loss) Per Share

The calculation of net income (loss) per share was determined by dividing the net income (loss) by the weighted average common and common equivalent shares outstanding when dilutive. The Company has granted certain stock options (see note 6) which have been treated as common stock equivalents in computing both primary and fully diluted net income per share. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, shares issued and share options granted within one year of the IPO have been included in the calculation of common share equivalents, using the treasury stock method to determine the dilutive effect of the issuances, as if they were outstanding for all periods presented even if they were antidilutive. The calculation of common share equivalents assumes that the proceeds of common shares and share options issued within one year of the IPO were used to repurchase common shares at the IPO price of $14.00 per share. Primary earnings per share approximates fully diluted earnings per share for all periods presented. All share data has been retroactively adjusted for the stock split.

                       GT BICYCLES, INC. AND SUBSIDIARIES

Fair Value of Financial Instruments

In fiscal year 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments."
The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because the underlying instrument is a variable rate note that reprices frequently. The carrying value of the Company's forward exchange contracts approximates fair value because of the short-term maturity of these financial instruments of three months or less.

Accounting for Stock-Based Compensation

Prior to January 1, 1996, the Company accounted for its stock option plan and stock purchase plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock- Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants made in 1995 and future years as if the fair- value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

 (3)  INVENTORIES

A summary of the components of inventories follows:

                                                    December 31,    December 31,
                                                        1996             1995
                                                    -----------      -----------
 Raw materials                                      $    94,635      $   328,067
 Work in process                                      3,658,968        1,436,613
 Finished goods and component parts                  70,574,619       42,571,209
                                                    -----------      -----------
                                                    $74,328,222      $44,335,889
                                                    ===========      ===========

(4)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following:

                                                     December 31,   December 31,
                                                         1996           1995
                                                     -----------    -----------
Machinery and equipment                              $ 2,321,069    $   884,586
Computer equipment                                     2,441,048      1,806,114
Vehicles                                               1,208,433        487,961
Office furniture and equipment                         1,201,057        464,040
Leasehold improvements                                   537,978        447,408
                                                     -----------    -----------
                                                       7,709,585      4,090,109
Less accumulated depreciation and amortization        (2,686,484)    (1,249,298)
                                                     -----------    -----------
                                                     $ 5,023,101    $ 2,840,811
                                                     ===========    ===========

                       GT BICYCLES, INC. AND SUBSIDIARIES

(5)  LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                            December 31,   December 31,
                                                               1996           1995
                                                           ------------   ------------
 Domestic revolving credit facility, secured by the
 assets of the Company, due June 30, 1998.  Interest is
 payable monthly at various interest rates described
 below (weighted average rate of 6.84% at December 31,     $ 51,617,000   $ 39,610,136
 1996)

 Domestic term loan, secured by the assets of the
 Company, due September 30, 2000.  Interest is payable
 monthly at various interest rates described below
 (weighted average rate of 7.55% at December 31, 1996)       15,937,500             --

 Riteway Japan revolving credit facility, secured by the
 assets of the Company, due June 30, 1998.  Interest is
 payable monthly at rate described below (weighted
 average rate of 1.92% at December 31, 1996)                  2,235,999             --

 Riteway France revolving credit facility, secured by the
 assets of the Company, due June 30, 1998.  Interest is
 payable monthly at rate described below (weighted
 average rate of 4.31% at December 31, 1996)                  3,430,961             --

 Caratti multicurrency revolving credit facility, secured
 by the assets of Caratti, due June 30, 1998.  Interest
 is payable monthly at rate described below (weighted
 average rate of 7.35% at December 31, 1996)                  4,449,380             --
                                                           ------------   ------------
                                                             77,670,840     39,610,136
 Less current portion of domestic term loan                  (4,250,000)            --
                                                           ------------   ------------
                                                           $ 73,420,840   $ 39,610,136
                                                           ============   ============

In November 1995, the Company entered into a domestic credit facility, as amended in August 1996, with a bank that provides for a domestic revolving credit facility and a domestic term loan. The Company also entered into separate credit agreements with the same bank to provide separate credit facilities to Riteway Japan, Riteway France and Caratti.

The domestic credit facility requires the Company to maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments. The Company was in compliance with all such requirements and covenants at December 31, 1996.

Domestic Revolving Credit Facility

The total amount of the credit available under the domestic revolving credit facility component of the domestic credit facility for advances and letters of credit is limited to the lesser of $60,000,000 or the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement, plus an additional $5,000,000 available from January 1 through April 30, $6,000,000 available from August 1 through October 31 and $3,000,000 available from November 1 through November 30 of each year. Subsequent to December 31, 1996, the total credit available under the domestic revolving credit facility was increased to $65,000,000 from February 7, 1997 through February 28, 1997, $80,000,000 from March 1, 1997 through March 31, 1997,
$75,000,000 from

                       GT BICYCLES, INC. AND SUBSIDIARIES

April 1, 1997 through April 30, 1997 and $65,000,000 from May 1, 1997 through July 31, 1997. Also subsequent to December 31, 1996, the $5,000,000 additional borrowing base availability from January 1 through April 30 was increased to $11,000,000 from February 15, 1997 through March 31, 1997, reduced to $5,000,000 from April 1, 1997 through April 30, 1997 and expanded to $3,000,000 from May 1, 1997 through July 31, 1997. The borrowing base or credit limit is reduced each month by $3,000,000 and $3,500,000 for Riteway Japan and Riteway France, respectively, which represents the credit extended by the bank to these locations. The amount individually available under the commercial and standby letters of credit is $15,000,000. The Company has the option to pay interest on borrowings under the domestic revolving credit facility at the bank's Reference Rate (as defined by the agreement), the LIBOR Rate plus the applicable margin (as defined by the agreement), the Offshore Rate plus the applicable margin (as defined by the agreement), or, until March 31, 1997, the CD Rate plus the applicable margin (as defined by the agreement), or a combination thereof. The Company must pay a commitment fee on a quarterly basis equal to .25% (per annum) of the unused amount of the credit up to the revolving credit limit. At December 31, 1996, the Company had no commercial or standby letters of credit outstanding.

Domestic Term Loan

The domestic term loan component of the domestic credit facility with an original amount of $17,000,000 is payable in equal quarterly installments commencing December 31, 1996 and matures on September 30, 2000. The domestic term loan is made up of two disbursements: 1) $14,000,000 for the purchase of Caratti, and 2) $3,000,000 for the repayment of Caratti's prior bank debt. The Company has the option to pay interest on borrowings under the domestic term loan at the bank's Reference Rate (as defined by the agreement), the LIBOR Rate plus 1.85% (as defined by the agreement), the Offshore Rate plus 1.85% (as defined by the agreement), or a combination thereof.

Maturities of the domestic term loan debt are as follows:

                      Year Ending
                      -----------
                         1997                              $  4,250,000
                         1998                                 4,250,000
                         1999                                 4,250,000
                         2000                                 3,187,500
                                                           ------------
                                                           $ 15,937,500
                                                           ============

Riteway Japan Credit Facility

The Riteway Japan credit facility consists of a $3,000,000 revolving credit facility. Interest on borrowings under the revolving credit facility is payable monthly at the bank's base rate plus 1.25%.

Riteway France Credit Facility

The Riteway France credit facility consists of a $3,500,000 revolving credit facility. Interest on borrowings under the revolving credit facility is payable monthly at the bank's base rate plus 1.00%.

Caratti Credit Facility

The Caratti credit facility consists of a multicurrency revolving credit facility, a multicurrency overdraft facility and a multicurrency facility for the issuance of irrevocable commercial letters of credit in an aggregate amount equal to the lesser of $10,000,000 (or its equivalent from time to time in optional currencies, as defined by the agreement) or Caratti's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under the irrevocable commercial letters of credit is $1,500,000 (or its equivalent from time to time in optional currencies, as defined by the agreement). The overdraft facility is repayable on demand by the bank. Interest on borrowings under the multicurrency revolving credit facility is payable monthly at the sum of the MLA Cost (as defined by the agreement), a margin of 1.25% and LIBOR (as

                       GT BICYCLES, INC. AND SUBSIDIARIES
defined by the agreement). Interest on the multicurrency overdraft facility is payable monthly at the bank's prevailing base rate plus 1.25%. Caratti must pay a commitment fee on a quarterly basis equal to .25% (per annum) of the unused amount of the credit up to $10,000,000. At December 31, 1996, the Company had no commercial letters of credit outstanding.

Extraordinary Loss from Early Extinguishment of Debt

In October 1995, the Company repaid all outstanding indebtedness under a senior term loan and senior subordinated debenture with the proceeds from the IPO (see note 6). In connection with the repayment of the senior term loan and senior subordinated debenture, the Company incurred substantial charges relating to the acceleration of the amortization of related deferred financing costs associated with the senior term loan and the acceleration of the unamortized debenture discount associated with the senior subordinated debenture. The costs related to this transaction of $1,145,858, net of tax benefits of $978,461, are reflected in the consolidated statement of operations as an extraordinary loss from early extinguishment of debt for the year ended December 31, 1995.

Under the terms of the senior subordinated debenture agreement, the Company issued shares of its Class B common stock and warrants to purchase 347,424 shares of its Class B common stock to the holders of the debenture. In connection with the Company's IPO, some of these warrants were exercised and the remaining warrants were canceled (see note 6).

 (6)  STOCKHOLDERS' EQUITY

In October 1995, the Company completed its IPO, selling 3,150,000 shares of common stock. The offering provided the Company with approximately $40,200,000 in proceeds, net of offering costs of approximately $800,000. The Company utilized approximately $37,000,000 of the net proceeds to retire long-term debt (see note 5).

In connection with the Company's IPO, the Company effected a recapitalization whereby each share of Class A common stock and Class B common stock was exchanged for one share of common stock. This recapitalization also reflects a contribution to capital for the cancellation of 277,057 shares of Class A common stock by certain stockholders of the Company, the exercise of a warrant to purchase 291,643 shares of Class B common stock and the cancellation of the remainder of the warrant to purchase 55,781 shares of Class B common stock by a certain stockholder of the Company and an 11-for-1 stock split (see notes 2 and 5).

In addition to the common stock, the Company is authorized to issue up to 5,000,000 shares of $.001 par value preferred stock, in one or more series and to fix the rights, preferences and privileges thereof, including voting rights, term of redemption, redemption prices, liquidation preferences, number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 1996 and 1995, there were no shares of preferred stock outstanding.

At December 31, 1996, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans, accordingly, no compensation cost has been recognized for its stock option plan in the financial statements. Compensation cost that has been charged against income for the employee stock purchase plan was $9,256 for the year ended December 31, 1996. There was no related compensation cost in the year ended December 31, 1995. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated as follows:

                       GT BICYCLES, INC. AND SUBSIDIARIES

                                                                    1996                1995
                                                                ------------       ------------
 Net income (loss)                 As reported                  $ 11,575,804       $   (283,910)
                                   Pro forma                    $ 11,385,889       $   (305,894)

 Net income (loss) per share       As reported                  $       1.17       $      (0.04)
                                   Pro forma                    $       1.17       $      (0.04)

The pro forma net income (loss) and per share amounts reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the option's vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock Option Plan

During November 1993, the Company adopted the GT Bicycles, Inc. Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1993 (the "Plan"). The Plan contains two components: a stock option component and a restricted share purchase component. The purpose of the Plan is to provide incentives to selected employees, officers and non-employee directors of the Company for increased efforts and successful achievements on behalf of the Company.

The Plan, as amended, provides for the granting of up to 660,000 shares of the Company's common stock in the form of stock options or rights to purchase restricted shares. Awards or offers under the Plan, vesting periods and the exercise price of the options or the purchase price for restricted shares are determined by the Board of Directors of the Company. However, the exercise price of the shares of common stock covered by the incentive stock options shall not be less than the fair market value of such shares on the date the incentive stock option was granted. Options granted under the Plan expire ten years after the date of the grant. Offers to purchase restricted shares terminate automatically if not accepted with ninety days. As of December 31, 1996, 93,989 shares remain available for grant.

Activity in the Plan is summarized as follows:

                                                                        Weighted-Average
                                                            Shares       Exercise Price
                                                          ---------      --------------
Options outstanding at December 31, 1993                    148,500       $    1.82
Granted                                                          --             N/A
Exercised                                                        --             N/A
Expired or canceled                                              --             N/A
                                                          ---------
Options outstanding at December 31, 1994                    148,500       $    1.82
Granted                                                      84,511       $   10.83
Exercised                                                        --             N/A
Expired or canceled                                              --             N/A
                                                          ---------
Options outstanding at December 31, 1995                    233,011       $    5.09
Granted                                                     382,597       $   10.91
Exercised                                                   (10,750)      $    3.20
Expired or canceled                                         (49,597)      $   11.13
                                                          ---------
Options outstanding at December 31, 1996                    555,261       $    8.60
                                                          =========


                       GT BICYCLES, INC. AND SUBSIDIARIES

The following table summarizes information about the options outstanding under the Plan at December 31, 1996:

                                                         Weighted-
                      Options                             Average           Options
     Range of      Outstanding at      Weighted-         Remaining      Exercisable at      Weighted-
     Exercise       December 31,        Average         Contractual      December 31,        Average
     Prices             1996         Exercise Price         Life             1996        Exercise Price
----------------------------------------------------------------------------------------------------------
           $1.82       140,250            $1.82          6.88 years         140,250           $1.82
  $7.75 - $12.00       405,011           $10.81          9.54 years          19,879           $8.91
          $14.00        10,000           $14.00          9.50 years               -               -
                     ---------                                            ---------
  $1.82 - $14.00       555,261            $8.60          8.87 years         160,129           $2.70
                     =========                                            =========



The per share weighted-average fair value of stock options granted during 1996 and 1995 was $7.58 and $6.17 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                     1996            1995
                                                   ---------      ---------
 Expected life (years)                                 6              6
 Risk-free interest rate                               7%             7%
 Volatility                                           50%            50%
 Expected dividend yield                               -              -


Employee Stock Purchase Plan

In September 1995, the Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors, covering an aggregate of 300,000 shares of common stock. The Purchase Plan was implemented by three-month offerings with purchases occurring at three- month intervals commencing on April 1, 1996. The Purchase Plan is administered by the Stock Option Committee of the Board of Directors of the Company. Employees are eligible to participate if they have been employed by the Company for at least one year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation.
The price of the stock purchased under the Purchase Plan is 85% of the lower of the fair market value of common stock at the beginning of the three-month offering period or on the applicable purchase date. No employee may purchase more than 1,000 shares in any plan year. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The Board may at any time amend or terminate the Purchase Plan, except that no such amendment or termination may adversely affect options previously granted under the Purchase Plan. The Purchase Plan terminates in September 2005. As of December 31, 1996, 5,761 shares had been issued and 294,239 shares remain available for future issuance under the Purchase Plan.

The per share weighted-average fair value of shares issued during 1996 was $2.18 on the date of issuance using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                            1996
                                                         ---------
 Expected life (years)                                      0.25
 Risk-free interest rate                                       7%
 Volatility                                                   50%
 Expected dividend yield                                       -

                       GT BICYCLES, INC. AND SUBSIDIARIES

(7) INCOME TAXES

Income tax expense consists of the following:

                                            Year Ended December 31,
                                -----------------------------------------------
                                    1996              1995               1994
                                -----------       -----------       -----------
 Current:
      Federal                   $ 5,005,076       $   403,487       $ 1,707,827
      State                         988,500            97,987           496,913
      Foreign                       158,275                --                --
                                -----------       -----------       -----------
                                  6,151,851           501,474         2,204,740
                                -----------       -----------       -----------

 Deferred:
      Federal                      (198,000)          386,000        (1,030,000)
      State                         (67,000)          140,000          (300,000)
      Foreign                            --                --                --
                                -----------       -----------       -----------
                                   (265,000)          526,000        (1,330,000)
                                -----------       -----------       -----------
                                $ 5,886,851       $ 1,027,474       $   874,740
                                ===========       ===========       ===========

Total income tax expense differs from the amount computed by applying the Federal statutory income tax rate to income before income taxes as follows:

                                                         Year Ended December 31,
                                                --------------------------------------
                                                   1996           1995        1994
                                                -----------   -----------  -----------
 Computed "expected" income tax expense         $ 5,937,303   $   642,403  $   597,264
 State franchise taxes, net of Federal benefit      608,190       157,071      130,095
 Goodwill amortization                              202,535       135,412      121,682
 Life insurance proceeds                           (680,000)           --           --
 Other                                             (181,177)       92,588       25,699
                                                -----------   -----------  -----------
                                                $ 5,886,851   $ 1,027,474  $   874,740
                                                ===========   ===========  ===========

The tax effected temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                        1996            1995
                                                    -----------     -----------
Deferred tax assets:
     Accounts receivable                            $   614,000     $   506,000
     Inventories                                        970,000         795,000
     Covenants not to compete                            56,000              --
     Accrued expenses                                   533,000         411,000
                                                    -----------     -----------
          Total deferred tax assets                   2,173,000       1,712,000
                                                    -----------     -----------

Deferred tax liabilities:
     State taxes                                       (202,000)       (154,000)
     Goodwill                                            (6,000)             --
     Investments                                       (142,000)             --
                                                    -----------     -----------
          Total deferred tax liabilities               (350,000)       (154,000)
                                                    -----------     -----------
          Net deferred tax asset                    $ 1,823,000     $ 1,558,000
                                                    ===========     ===========

                       GT BICYCLES, INC. AND SUBSIDIARIES

Based upon the Company's historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1996. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

The Company is in the process of an audit by the Internal Revenue Service of the Company's December 31, 1993 Federal income tax return. The Company has received notice from the Franchise Tax Board that they intend to audit the Company's December 31, 1994 and 1993 California income tax returns. The Company has also received notice from the New York State Department of Taxation and Finance that they intend to audit the December 31, 1995, 1994 and 1993 income tax returns. In the opinion of management, these examinations will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(8)  COMMITMENTS AND CONTINGENCIES

Included in computer equipment in the accompanying balance sheet are the following assets held under capital leases at December 31, 1996:

      Computer equipment                                            $ 1,129,485
      Less accumulated amortization                                    (447,287)
                                                                    -----------
                                                                    $   682,198
                                                                    ===========

The Company also leases certain office, manufacturing, warehouse and plant facilities under noncancelable operating leases. Subsequent to December 31, 1996, the Company entered into a new operating lease on a building in California to consolidate its California operations into one facility which should be completed by May 1997. Future minimum lease payments on capital and operating leases at December 31, 1996, including this new operating lease signed subsequent to December 31, 1996, are as follows:

                                                           Capital    Operating
                                                       -----------   -----------
1997                                                   $   461,092   $ 2,585,000
1998                                                       371,695     2,745,000
1999                                                       328,360     2,491,000
2000                                                         3,447     2,281,000
2001                                                            --     2,051,000
Thereafter                                                      --    11,889,000
                                                       -----------   -----------
     Total minimum lease payments                        1,164,594   $24,042,000
                                                                     ===========
Lease amount representing interest                         158,843
                                                       -----------
     Present value of net minimum lease payments         1,005,751
Less current portion                                       376,697
                                                       -----------
Long-term portion                                      $   629,054
                                                       ===========


Two of the operating leases included above are with partnerships in which certain stockholders and employees of the Company have an ownership interest. Management believes that all lease arrangements with related parties are at arm's length terms. Related party rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 amounted to $547,036, $159,062 and $406,195, respectively. Total rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $2,116,321, $1,207,115 and $1,178,330, respectively.

The Company is obligated to pay annual management fees not to exceed $100,000 per annum to an affiliate of one the Company's significant stockholders.

                       GT BICYCLES, INC. AND SUBSIDIARIES

The Company has guaranteed certain debts of a manufacturing company amounting to approximately $52,000 (see note 2). Additionally, the Company granted the manufacturing company a $100,000 line of credit facility which was increased to $250,000 on August 31, 1994 and a $100,000 term loan. The term loan is convertible to capital upon the manufacturing company meeting certain earnings levels as defined in the agreement. As of December 31, 1996, $250,000 remains outstanding under the credit facility and $100,000 remains outstanding under the term loan.

From time to time, the Company enters into purchase commitments for the procurement of certain bicycle components, parts and accessories. The Company expects to use the items to be procured under purchase commitments outstanding at December 31, 1996 in the normal course of business.

The Company is a defendant in various product liability claims. Management believes that the allegations in most of the claims are substantially without merit and that others may be settled or lost, resulting in expenses incurred by the Company. Management has accrued an estimate of the Company's eventual liability related to these claims. In the opinion of management, any defense, judgment or settlement of these claims will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is also involved as plaintiff and defendant in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(9)  EMPLOYEE BENEFITS

The Company has a profit sharing plan covering substantially all employees who have worked for the Company at least 12 months. The Company's annual contributions to the plan are determined at the discretion of the Board of Directors. Plan contributions expensed by the Company totaled approximately $500,000, $500,000 and $459,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

 (10)  INVESTMENTS IN AFFILIATES

Included in other assets in the accompanying balance sheets at December 31, 1996 and 1995 is the Company's minority interest investment (45% at December 31, 1996 and 1995) in a manufacturing company. The investment is accounted for under the equity method. The Company has an exclusive agreement with the manufacturing company to distribute its bicycle products. The agreement requires the Company to maintain certain inventory levels and sales levels of the manufacturing company's products as agreed upon by the Company and the manufacturing company on a quarterly basis. Purchases by the Company from the manufacturing company, which represent all of the manufacturing company's sales, were $1,052,137, $1,049,939 and $541,051 for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company paid the manufacturing company amounts under a research and development arrangement totaling $38,000 for the year ended December 31, 1994. No such payments were made in the years ended December 31, 1996 and 1995.

Also included in other assets in the accompanying balance sheet at December 31, 1996 is the the Company's 50% investment in a partnership which manufactures and markets an electric assist bicycle.

                       GT BICYCLES, INC. AND SUBSIDIARIES

(11)  GEOGRAPHIC DATA

A summary of the Company's net sales, operating income and identifiable assets by geographic area follows:


                                     1996             1995              1994
                                -------------     -------------    -------------
Net sales:
    United States               $ 142,985,320     $ 128,603,302    $ 113,348,374
    Europe                         47,497,867        24,689,218       17,235,672
    Other foreign                  17,868,133        15,640,782       15,165,328
                                -------------     -------------    -------------
                                $ 208,351,320     $ 168,933,302    $ 145,749,374
                                =============     =============    =============
Operating income:
    United States               $  19,069,034     $   7,959,565    $   6,990,806
    Europe                          1,386,826                --               --
    Other foreign                    (440,866)               --               --
                                -------------     -------------    -------------
                                $  20,014,994     $   7,959,565    $   6,990,806
                                =============     =============    =============
Identifiable assets:
    United States               $ 142,030,812     $  96,692,776    $  86,251,536
    Europe                         15,875,630                --               --
    Other foreign                   2,090,906                --               --
    Eliminations                   (3,816,125)               --               --
                                -------------     -------------    -------------
                                $ 156,181,223     $  96,692,776    $  86,251,536
                                =============     =============    =============


No single customer accounted for more than 10% of net sales for each year or 10% of trade accounts receivable at the end of each year. Identifiable assets by geographic area are those assets used by the Company in each location.

(12) NONRECURRING CHARGE

In connection with the Company's IPO in October 1995, certain covenants not to compete were terminated. As a result, a nonrecurring charge of $4,707,545 was recorded to eliminate the remaining unamortized value of the covenants not to compete.

(13)     LIFE INSURANCE PROCEEDS, NET OF GUARANTEED SEVERANCE PAYMENTS

Included in net income for the year ended December 31, 1996, were net life insurance proceeds of $1,275,571 that the Company received following the death of former President and Chief Executive Officer, Richard Long, in July 1996. The net proceeds consisted of a $2,000,000 insurance settlement less guaranteed payments owed to Richard Long's family of $724,429.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors
GT Bicycles, Inc.:

Under date of February 19, 1997, we reported on the consolidated balance sheets of GT Bicycles, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                           KPMG PEAT MARWICK LLP

Orange County, California
February 19, 1997

                                                                SCHEDULE II

                       GT BICYCLES, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts

                                                           Additions
                                                   ----------------------
                                       Balance at  Charged to                          Balance at
                                        beginning  costs and                             end
Description                            of period   expenses    Other(1)   Deductions   of period
-----------                           ----------  ----------  ----------  -----------  ----------
Allowance for doubtful accounts


   For the year ended December 31, 1994  $  641,279  $  299,500  $       --  $        --  $  940,779
                                         ==========  ==========  ==========  ===========  ==========

   For the year ended December 31, 1995  $  940,779  $  236,521  $       --  $        --  $1,177,300
                                         ==========  ==========  ==========  ===========  ==========

   For the year ended December 31, 1996  $1,177,300  $  202,863  $  253,641  $        --  $1,633,804
                                         ==========  ==========  ==========  ===========  ==========




(1) Amount represents allowance for doubtful accounts established in connection with the acquisition of Caratti Sport Limited.

                           INDEX TO ATTACHED EXHIBITS






      Exhibit No.                 Description
      -----------                 -----------
           10.44                  Amendment No. 1 to Employment Agreement between the
                                  Company and Michael Haynes, dated November 12, 1996.


           10.45                  Amendment No. 1 to Employment Agreement between the
                                  Company and William Duehring, dated November 12, 1996.


           10.46                  Employment Agreement between the Company and Robert C.
                                  Ippolito, dated June 10, 1996.

           10.47                  Employment Agreement between the Company and Charles
                                  Cimitile, dated November 7, 1996.

           21.1                   Subsidiaries of the Registrant.

           23.1                   Consent of KPMG Peat Marwick LLP.

           27                     Financial Data Schedule