Form 10-Q
period 1997-03-31
GT BICYCLES INC
filed 1997-05-15
CIK 949369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       or

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


                2001 East Dyer Road, Santa Ana, California 92704
                    (Address of principal executive offices)

                                 (714) 481-7100
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


               Class                             Outstanding at May 5, 1997
               -----                             --------------------------
  Common Stock, $0.001 par value                          9,796,499

                                GT BICYCLES, INC.

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                                                                 Page Number
                                                                                 -----------
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1997
                         and December 31, 1996                                         3

                  Condensed Consolidated Statements of Operations for the three
                         months ended March 31, 1997 and 1996                          4

                  Condensed Consolidated Statements of Cash Flows for the
                         three months ended March 31, 1997 and 1996                    5

                  Notes to Condensed Consolidated Financial Statements                 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                    12

Signatures                                                                            13

                               GT BICYCLES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,     December 31,
                                                                             1997            1996
                                                                           --------      ------------
                                                                                (in thousands)
ASSETS
Current assets:

      Trade accounts receivable, net                                       $ 60,703        $ 51,843
      Inventories (note 2)                                                   72,861          74,328
      Deferred income taxes                                                   1,915           1,915
      Prepaid expenses and other assets                                       1,888           1,980
                                                                           --------        --------
          Total current assets                                              137,367         130,066

Property, plant and equipment, net                                            6,715           5,023
Goodwill, net                                                                18,489          18,689
Covenants not to compete, net                                                   423             455
Other assets                                                                  2,070           1,948
                                                                           --------        --------
                                                                           $165,064        $156,181
                                                                           ========        ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

      Current portion of long-term debt                                    $  4,250        $  4,250
      Current portion of capital lease obligations                              384             376
      Accounts payable                                                        9,548          12,468
      Accrued liabilities                                                     5,080           4,519
      Income taxes payable                                                    1,219           1,061
                                                                           --------        --------
          Total current liabilities                                          20,481          22,674
      Long-term debt, net of current portion                                 83,819          73,421
      Capital lease obligations, net of current portion                         574             629
      Deferred income taxes                                                      92              92
      Other liabilities                                                         153             212
                                                                           --------        --------
          Total liabilities                                                 105,119          97,028

Stockholders' equity:

      Preferred stock, $0.001 par value, 5,000,000 shares
          authorized, none issued                                                --              --
      Common stock, $0.001 par value, 20,000,000 shares authorized,
          9,790,532 and 9,781,097 shares issued and outstanding
          at March 31, 1997 and December 31, 1996, respectively                  10              10
      Additional paid-in-capital                                             47,007          46,916
      Retained earnings                                                      12,274          11,458
      Foreign currency translation adjustment                                   654             769
                                                                           --------        --------
          Total stockholders' equity                                         59,945          59,153
                                                                           --------        --------
                                                                           $165,064        $156,181
                                                                           ========        ========



See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                     1997           1996
                                                    -------        -------
                                                        (in thousands,
                                                    except per share data)

Net sales                                           $51,170        $48,850
Cost of sales                                        37,395         36,310
                                                    -------        -------
      Gross profit                                   13,775         12,540

Selling, general and administrative expenses         10,762          7,992
Amortization of intangibles                             233            135
                                                    -------        -------

Operating income                                      2,780          4,413

Interest expense                                      1,386            730
                                                    -------        -------
Income before taxes                                   1,394          3,683

Income tax expense                                      578          1,473
                                                    -------        -------
Net income                                          $   816        $ 2,210
                                                    =======        =======

Net income per common and common
   equivalent share                                 $  0.08        $  0.22
                                                    =======        =======

Weighted average common and
   common equivalent shares                           9,954          9,885
                                                    =======        =======



See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                     --------------------------
                                                                                       1997             1996
                                                                                     ---------        ---------
                                                                                           (in thousands)
Cash flows from operating activities:

    Net income                                                                       $    816         $  2,210
    Adjustments to reconcile net income to net
       cash used in operating activities:

       Depreciation and amortization                                                      394              344
       Provisions for discounts and losses on
         accounts receivable                                                               60              118
       Foreign currency translation adjustment                                           (115)              --

    Changes in assets and liabilities:

       Trade accounts receivable                                                       (8,920)         (14,258)
       Inventories                                                                      1,467           (3,211)
       Prepaid expenses and other assets                                                   92             (324)
       Other assets                                                                      (122)              --
       Accounts payable                                                                (2,920)           1,268
       Accrued and other liabilities                                                      502             (153)
       Income taxes                                                                       158            1,464
                                                                                     --------         --------
           Net cash used in operating activities                                       (8,588)         (12,542)

Cash flows from investing activities:

    Purchases of property, plant and equipment                                         (1,854)            (270)
                                                                                     --------         --------

Cash flows from financing activities:

    Net borrowings under line of credit                                                11,461           12,840
    Principal payment on term loan                                                     (1,063)              --
    Principal payments on capital lease obligations                                       (47)             (28)
    Proceeds from issuance of common stock                                                 91               --
                                                                                     --------         --------
           Net cash provided by financing activities                                   10,442           12,812

Change in cash and cash equivalents                                                        --               --
Cash and cash equivalents at beginning of period                                           --               --
                                                                                     --------         --------
Cash and cash equivalents at end of period                                           $     --         $     --
                                                                                     ========         ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

       Interest                                                                      $  1,362         $    533
                                                                                     ========         ========
       Income taxes                                                                  $    427         $      8
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

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

(2)  INVENTORIES

A summary of the components of inventories follows:


                                          March 31,      December 31,
                                            1997             1996
                                           -------       -----------
                                               (in thousands)
Raw materials                              $   107         $    95
Work in process                              3,104           3,659
Finished goods and component parts          69,650          70,574
                                           -------         -------
                                           $72,861         $74,328
                                           =======         =======

                                GT BICYCLES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(3)  NET INCOME PER SHARE

The calculation of net income per share was determined by dividing net income by the weighted average common and common equivalent shares outstanding when dilutive. Primary earnings per share approximates fully diluted earnings per share for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's fourth quarter ended December 31, 1997, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. Management does not expect that the presentation required by SFAS No. 128 to materially differ from the current presentation of earnings per share.

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

RESULTS OF OPERATIONS

Net Sales. Net sales for the three months ended March 31, 1997 increased by 4.7%, or $2.3 million, to $51.2 million. The overall increase in net sales was attributable to a decrease of $2.3 million and an increase of $2.5 million in domestic and foreign sales of bicycles, respectively, and a $0.1 million and $2.0 million increase in domestic and foreign sales of parts and accessories, respectively. The overall decrease in domestic net sales of $2.2 million was primarily attributable to a general decrease in demand for the Company's adult bicycles which was partially offset by increased sales of juvenile bicycles and parts and accessories. The overall increase in foreign net sales of $4.5 million was primarily attributable to the inclusion of the Company's new distributors in Japan, France and the United Kingdom in its results of operations as well as a general increase in sales to independent international distributors.

Gross Profit. Gross profit for the three months ended March 31, 1997 increased as a percentage of net sales from 25.7% to 26.9%. This increase as a percentage of net sales was attributable to a change in product mix, which included an increase in sales of higher margin juvenile bicycles and parts and accessories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1997 increased by $2.8 million to $10.8 million and increased as a percentage of net sales from 16.4% to 21.0%. This increase was primarily due to increased administrative costs as a result of the addition of the new foreign distributors in Japan, France and the United Kingdom, a new warehouse located in Florida, moving costs incurred to relocate and consolidate the Company's California operations into one facility and additional personnel costs and associated overhead required to support the increased revenues of the Company.

Amortization of Intangibles. Amortization of intangibles increased by $0.1 million for the three months ended March 31, 1997 and increased as a percentage of net sales from 0.3% to 0.5%. The increase was attributable to increased amortization of goodwill resulting from the acquisition of Caratti in July 1996.

Operating Income. Operating income for the three months ended March 31, 1997 decreased by $1.6 million and decreased as a percentage of net sales from 9.0% to 5.4% due to a decline in adult bicycle sales coupled with an increase in selling, general and administrative expenses.

Interest Expense. Interest expense for the three months ended March 31, 1997 increased by $0.7 million and increased as a percentage of net sales from 1.5% to 2.7%. The increase was attributable to additional borrowings which were incurred to fund acquisitions and the expansion of the Company's domestic and foreign operations.

Income Tax Expense. The Company's effective tax rate was 41.5% for the three months ended March 31, 1997 as compared to 40.0% for the same period last year. The Company's effective tax rate has been affected by the non-deductibility of the amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating cash needs primarily from bank and vendor credit and cash generated from operations. In November 1995, the Company entered into a domestic credit facility, as amended in August 1996 and again in February 1997, with a bank that provides for a domestic revolving credit facility and a domestic term loan. The Company also entered into separate credit agreements with the same bank to provide separate revolving credit facilities to Riteway Japan, Riteway France and Caratti.

The domestic credit facility requires the Company to maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments. As of March 31, 1997, the Company was in violation of the fixed charge coverage ratio for which the bank issued the Company a waiver as of that date. Subsequent to March 31, 1997, the Company and the bank entered into an amended domestic credit facility which provides for a revised covenant that the Company expects to comply with on an ongoing basis in the future.

The Company's operating activities used cash of approximately $8.6 million in the three months ended March 31, 1997 and $12.5 million in the three months ended March 31, 1996. Inventories decreased by approximately $1.5 million in the three months ended March 31, 1997 and increased by $3.2 million in the three months ended March 31, 1996. Trade accounts receivable increased by approximately $8.9 million in the three months ended March 31, 1997 and $14.3 million in the three months ended March 31, 1996. The Company's capital expenditures totaled approximately $1.9 million in the three months ended March 31, 1997, which includes property and equipment purchased for the Company's new facility, and totaled $0.3 million in the three months ended March 31, 1996.

The Company anticipates that it will continue to rely on bank and vendor credit and cash generated from operations in order to finance anticipated higher inventory and accounts receivable levels. The Company believes that cash from operations, its bank and vendor credit and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements through at least the next 12 months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or otherwise finance the Company's operations. There can be no assurance, however, that such funds, if needed, will be available.

In January 1997, the Company entered into a new operating lease on a building in Santa Ana, California to consolidate its California operations into one facility which is scheduled to be completed by the end of May 1997. This new lease terminates January 31, 2007 and based on 1996 monthly rent expense will result in an incremental average annual increase in rent expense of approximately $876,000. In the first quarter of 1997, the Company incurred moving costs of approximately $300,000 and expects to incur an additional $500,000 in the second quarter to complete the final phase of the move. Any new capital expenditures related to the move and the new building are expected to be funded through additional financing.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

Economic Conditions; Sustainability of Growth. The Company's business is subject to economic cycles and changing consumer trends. Purchases of discretionary sporting goods tend to decline in periods of economic uncertainty. Any significant decline in general economic conditions or continued uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on the Company's business, results of operations and financial condition. In the past ten years, there has been a renewed public interest in bicycling and fitness activities. In recent months, there has been a decline in domestic adult bicycle sales. There can be no assurance that the public interest in bicycling and fitness activities will continue, or that the Company will continue to grow or be able to sustain the level of bicycle sales that historically has been achieved. Any general decline in the size of the bicycle market or in a segment of the bicycle market in which the Company competes, whether from general economic conditions, a decrease in the popularity of bicycling or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Currency Fluctuations. A portion of the Company's sales outside of North America are denominated in local currencies. In addition, certain components purchased by the Company are purchased in local currencies. Accordingly, the Company is subject to the risks associated with fluctuations in currency rates. The Company has not in the past experienced significant losses associated with currency exchange fluctuations, but there can be no assurance that it will not experience such losses in the future, particularly in light of the increasing portion of net revenues resulting from sales outside North America and through its foreign operating subsidiaries. From time to time, the Company has entered into forward contracts against certain foreign currencies in an effort to minimize its exposure on certain significant foreign currency receivables and component purchases. Such hedging activities only partially address the Company's risks in currency exchange transactions, and there can be no assurance that this strategy will continue to be successful. Further there can be no assurance that the Company's results of operations will not be adversely affected by currency fluctuations.

FORWARD-LOOKING STATEMENTS. THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS ARE UNCERTAIN AND MAY BE IMPACTED BY THE FOLLOWING FACTORS. IN PARTICULAR, CERTAIN RISKS AND UNCERTAINTIES THAT MAY IMPACT THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS WITH RESPECT TO REVENUES, EXPENSES AND OPERATING RESULTS INCLUDE, WITHOUT LIMITATION, CYCLES OF DEALER ORDERS, GENERAL ECONOMIC AND COMPETITIVE CONDITIONS AND CHANGING CONSUMER TRENDS, TECHNOLOGICAL ADVANCES AND THE NUMBER AND TIMING OF NEW PRODUCT INTRODUCTIONS, SHIPMENTS OF PRODUCTS AND COMPONENTRY FROM FOREIGN SUPPLIERS, THE TIMING OF OPERATING AND ADVERTISING EXPENDITURES AND CHANGES IN THE MIX OF PRODUCTS ORDERED BY INDEPENDENT BICYCLE DEALERS. AS A RESULT, THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

(a)        Exhibits
           --------

                                                                                            Sequentially
           Exhibit Number                                                                   Numbered Page
           --------------                                                                   -------------

           10.48             Fourth Amendment to Second Amended and Restated Credit
                             Agreement (Receivables and Inventory) among the Company,
                             GT Bicycles California, Inc., Riteway Products East, Inc.,
                             Riteway Products North Central, Inc., Riteway Distributors
                             Central, Inc., Riteway Distributors, Inc. and Bank of
                             America, N.T. and S.A., dated February 13, 1997.                     14

           10.49             Lease agreement by and between Zeno Table Company and
                             GT Bicycles, Inc. for property located at 2001 East Dyer
                             Road, Santa Ana, California, dated January 3, 1997.                  18

           27                Financial Data Schedule

(b)        Reports on Form 8-K

           None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GT BICYCLES, INC.


Date:    May 15, 1997                          By:   /s/ CHARLES CIMITILE
                                                     --------------------------
                                                     Charles Cimitile
                                                     Vice President Finance and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Duly Authorized Officer)