Form 10-Q
period 1997-06-30
GT BICYCLES INC
filed 1997-08-19
CIK 949369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       or

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


                2001 East Dyer Road, Santa Ana, California 92705
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (714) 481-7100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 Not Applicable


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


            Class                                 Outstanding at August 5, 1997
------------------------------                    -----------------------------
Common Stock, $0.001 par value                             9,810,707

                                GT BICYCLES, INC.

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                                                                         Page Number
                                                                                         -----------
Part I.  Financial Information

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1997
                         and December 31, 1996                                                 3

                  Condensed Consolidated Statements of Operations for the three
                         and six month periods ended June 30, 1997 and 1996                    4

                  Condensed Consolidated Statements of Cash Flows for the
                         six months ended June 30, 1997 and 1996                               5

                  Notes to Condensed Consolidated Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    8

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                            13

         Signatures                                                                           14

                               GT BICYLES, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            June 30,   December 31,
                                                              1997        1996
                                                            --------   -----------
                                                                (in thousands)
ASSETS
Current assets:
      Trade accounts receivable, net                        $ 47,087     $ 51,843
      Inventories (note 2)                                    67,149       74,328
      Deferred income taxes                                    1,915        1,915
      Prepaid expenses and other assets                        2,505        1,980
                                                            --------     --------
          Total current assets                               118,656      130,066

Property, plant and equipment, net                             8,953        5,023
Goodwill, net                                                 18,971       18,689
Covenants not to compete, net                                    390          455
Other assets                                                   2,155        1,948
                                                            --------     --------
                                                            $149,125     $156,181
                                                            ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt                     $ 60,435     $  4,250
      Current portion of capital lease obligations               364          376
      Accounts payable                                        12,498       12,468
      Accrued liabilities                                      4,918        4,519
      Income taxes payable                                       607        1,061
                                                            --------     --------
          Total current liabilities                           78,822       22,674
      Long-term debt, net of current portion                   9,563       73,421
      Capital lease obligations, net of current portion          459          629
      Deferred income taxes                                       92           92
      Other liabilities                                           95          212
                                                            --------     --------
          Total liabilities                                   89,031       97,028

Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000 shares
          authorized, none issued                                 --           --
      Common stock, $0.001 par value, 20,000,000 shares
          authorized, 9,799,749 and 9,781,097 shares
          issued and outstanding at June 30, 1997 and
          December 31, 1996, respectively                         10           10
      Additional paid-in-capital                              47,066       46,916
      Retained earnings                                       12,557       11,458
      Foreign currency translation adjustment                    461          769
                                                            --------     --------
          Total stockholders' equity                          60,094       59,153
                                                            --------     --------
                                                            $149,125     $156,181
                                                            ========     ========


     See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                 ---------------------     ---------------------
                                                   1997         1996         1997         1996
                                                 --------     --------     --------     --------
                                                      (in thousands, except per share data)
Net sales                                        $ 50,769     $ 44,114     $101,939     $ 92,964
Cost of sales                                      36,972       30,921       74,367       67,231
                                                 --------     --------     --------     --------
      Gross profit                                 13,797       13,193       27,572       25,733

Selling, general and administrative expenses       11,948        8,780       22,943       16,907
                                                 --------     --------     --------     --------

Operating income                                    1,849        4,413        4,629        8,826

Interest expense                                    1,405          737        2,791        1,467
                                                 --------     --------     --------     --------
Income before taxes                                   444        3,676        1,838        7,359

Income tax expense                                    160        1,471          738        2,944
                                                 --------     --------     --------     --------

Net income                                       $    284     $  2,205     $  1,100     $  4,415
                                                 ========     ========     ========     ========

Net income per common and common
   equivalent share                              $   0.03     $   0.22     $   0.11     $   0.45
                                                 ========     ========     ========     ========
Weighted average common and
   common equivalent shares                         9,909        9,929        9,922        9,910
                                                 ========     ========     ========     ========



     See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Six Months Ended
                                                               June 30,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
                                                             (in thousands)
Cash flows from operating activities:
    Net income                                           $  1,100         4,415
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                        1,080           693
       Provisions for discounts and losses on
         accounts receivable                                  120           201

    Changes in assets and liabilities:
       Trade accounts receivable                            4,636        (2,308)
       Inventories                                          7,179        (1,097)
       Prepaid expenses and other assets                     (525)         (947)
       Other assets                                          (231)           --
       Accounts payable                                        30         2,592
       Accrued and other liabilities                          282          (186)
       Income taxes                                          (454)        1,457
                                                         --------      --------
           Net cash provided by operating activities       13,217         4,820

Cash flows used in investing activities:
    Additions of property, plant and equipment, net        (4,491)       (1,277)
    Additional investment in subsidiary                      (713)           --
                                                         --------      --------
           Net cash used by investing activities           (5,204)       (1,277)

Cash flows used in financing activities:
    Net repayments under line of credit                    (5,548)       (3,488)
    Principal payments on term loan                        (2,125)           --
    Principal payments on capital lease obligations          (182)          (70)
    Proceeds from exercise of stock options                   150            15
                                                         --------      --------
           Net cash used in financing activities           (7,705)       (3,543)

    Foreign currency translation adjustment                  (308)           --

Change in cash and cash equivalents                            --            --
Cash and cash equivalents at beginning of period               --            --
                                                         --------      --------
Cash and cash equivalents at end of period               $     --      $     --
                                                         ========      ========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
       Interest                                          $  2,823      $  1,458
                                                         ========      ========
       Income taxes                                      $  1,219           305
                                                         ========      ========


     See accompanying notes to condensed consolidated financial statements.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

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

Foreign Currency Translation
----------------------------

The Company uses the local currency of the respective country as the functional currency for its overseas operations. Accordingly, assets and liabilities outside the United States were translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items were translated at the weighted average exchange rates prevailing during the period. The cumulative translation gain or loss is included as an adjustment to stockholders' equity. There were no significant foreign currency transaction gains or losses in the periods presented.

Inventories
-----------

Inventories are stated at the lower of cost or market ("net realizable value"). Cost is determined using the first-in, first-out ("FIFO") method.

Forward Exchange Contracts
--------------------------

The Company from time to time enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on specific purchase commitments denominated in foreign currencies. The gains and losses on these contracts are included in the value of the assets which they were intended to hedge. At June 30, 1997, the Company had forward exchange contracts outstanding, with maturities of three months or less, to exchange foreign currencies for approximately $5.2 million. At June 30, 1996, there were no forward exchange contracts outstanding.

Unaudited Condensed Consolidated Financial Statements
-----------------------------------------------------

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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

(2)  INVENTORIES

A summary of the components of inventories follows:

                                       June 30,    December 31,
                                         1997          1996
                                       --------    ------------
                                            (in thousands)
Raw materials                           $   202      $    95
Work in process                           4,855        3,659
Finished goods and component parts       62,092       70,574
                                        -------      -------
                                        $67,149      $74,328
                                        =======      =======

(3)  NET INCOME PER SHARE

The calculation of net income per share was determined by dividing net income by the weighted average common and common equivalent shares outstanding when dilutive. Primary earnings per share approximates fully diluted earnings per share for all periods presented.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's fourth quarter ending December 31, 1997, and accordingly, the financial statements for such quarter will include a restatement of historical earnings per share to conform to the requirements of SFAS No. 128. Management does not expect that the presentation required by SFAS No. 128 to materially differ from the current presentation of earnings per share.

(4) SUBSEQUENT EVENTS

Investment in Affiliate
-----------------------

On July 1, 1997, the Company increased its investment in an Affiliate to greater than 50%. Accordingly, the operating transactions of this entity will be consolidated into the financial statements of GT Bicycles, Inc. beginning for the quarter ending September 30, 1997. For the quarter ended June 30, 1997 this Affiliate was accounted for under the equity method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

GT Bicycles, Inc. (the "Company") is a leading designer, manufacturer and marketer of mid-to premium-priced mountain and juvenile BMX bicycles sold under the Company's brand names. The Company's Riteway Products and Caratti distribution network is a leading distributor of the Company's bicycles, parts and accessories, and parts and accessories of other manufacturers, to independent bicycle dealers.

RESULTS OF OPERATIONS

Net Sales. Net sales were $50.8 million and $101.9 million, respectively, for the three and six month periods ended June 30, 1997, compared with $44.1 million and $93.0 million, respectively, for the corresponding periods in 1996. The overall increase in net sales for the three and six month periods ended June 30, 1997 was primarily attributable to an increase in foreign net sales of $6.5 million and $11.0 million, respectively. The overall increase in foreign net sales was primarily attributable to the addition of the Company's foreign subsidiaries which were purchased during 1996 as well as sales growth in exports to independent international distributors. The foreign net sales increase for the first six months of 1997 was partially offset by a decrease in domestic bicycle sales attributable to a general softening in demand for adult bicycles in the United States.

Gross Profit. Gross profit as a percentage of net sales decreased to 27.2% and 27.0%, respectively, for the three and six month periods ended June 30, 1997 compared with 29.9% from 27.7%, for the corresponding periods in 1996. The decreases were primarily attributable to changes in product mix throughout the Company's bicycle and parts and accessory product lines, discounting of discontinued product lines during the second quarter, and certain manufacturing inefficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three and six month periods ended June 30, 1997 increased by $3.2 million and $6.0 million to $11.9 million and $22.9 million, respectively. As a percentage of net sales, SG&A increased to 23.5% and 22.5%, respectively, compared with 19.9% and 18.1% for the corresponding periods in 1996. The increase in each of the three and six month periods was primarily due to higher administrative costs totaling $1.5 million and $3.6 million, respectively, from the addition of foreign subsidiaries in Japan, France and the United Kingdom, along with approximately $0.7 million and $1.0 million, respectively, in relocation costs related to the consolidation of the Company's California manufacturing and distribution operations.

Operating Income. Compared with the prior year, operating income for the three and six month periods ended June 30, 1997 decreased by $2.6 million and $4.2 million, respectively, to $1.8 million and $4.6 million, and as a percentage of net sales decreased from 10.0% and 9.5% for the three and six month periods ended June 30, 1996 to 3.6% and 4.5% for the corresponding periods in 1997. The decreases were due to a softening of bicycle sales in the United States during the first half of 1997 together with increases in worldwide general and administrative expenses.

Interest Expense. Interest expense for the three and six month periods ended June 30, 1997 increased by $0.7 million and $1.3 million, respectively, to $1.4 million and $2.8 million. The increase in each of the periods was attributable to additional borrowings which were incurred primarily to fund acquisitions and the expansion of the Company's domestic and foreign operations during 1996.

Income Tax Expense. The Company's effective tax rate decreased to 36% for the three month period ended June 30, 1997 as compared with 40% for the same period last year. The decrease is primarily due to growth in the Company's foreign business which had a lower weighted-average effective tax rate during the second quarter. The effective tax rate for the six month period ended June 30, 1997 remained flat at 40% compared with the corresponding prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating cash needs primarily from bank credit, vendor credit, and cash generated from operations. In November 1995, the Company entered into a domestic credit facility (as amended in August 1996, February 1997, and March 1997) with a bank that provides a domestic revolving credit facility and a domestic term loan. During 1996, the Company also entered into separate credit agreements with the same bank to provide revolving credit facilities to Riteway Japan, Riteway France and Caratti subsidiaries. All the revolving credit facilities expire on June 30, 1998 and are classified as current liabilities.

The domestic credit facility requires that the Company maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments. As of June 30, 1997, the Company was in violation of a certain earnings coverage ratio for which the bank issued the Company a waiver as of that date. Subsequent to June 30, 1997, the Company and the bank entered into an amended domestic credit facility which provides for a revised covenant that the Company expects to comply with on an ongoing basis in the future.

The Company's operating activities provided cash of $13.2 million in the six months ended June 30, 1997 compared with $4.8 million in the six months ended June 30, 1996. Inventories decreased by approximately $7.2 million in the six months ended June 30, 1997 compared with an increase of $1.1 million in the six months ended June 30, 1996. Trade accounts receivable decreased by $4.6 million in the six months ended June 30, 1997 compared with an increase of $2.3 million in the six months ended June 30, 1996. Capital expenditures were $4.5 million in the six months ended June 30, 1997, compared with $1.3 million for the six months ended June 30, 1996. The increase in capital expenditures of $3.2 million was due to approximately $3.0 million in leasehold improvements for the Company's new California facility.

In January 1997, the Company entered into an operating lease on its building in Santa Ana, California. This lease terminates January 31, 2007 and will result in an incremental average annual increase in rent expense over 1996 of approximately $0.9 million. In May 1997, the Company completed the move to this facility and incurred moving costs of approximately $1.0 million and leasehold improvements of $3.0 million through the six month period ended June 30, 1997. As the relocation is substantially complete, any additional capital expenditures and moving expenses are not expected to be material.

The Company anticipates that it will continue to rely on bank credit, vendor credit and cash generated from operations in order to finance anticipated higher inventory and accounts receivable levels. The Company believes that cash from operations, its bank and vendor credit and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements through at least the next twelve months. Nonetheless, the Company may seek additional sources of capital as necessary or appropriate to finance acquisitions or otherwise finance the Company's operations. There can be no assurance, however, that additional financing will be available, or, if available, that it will be available on acceptable terms.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

ECONOMIC CONDITIONS; SUSTAINABILITY OF GROWTH. The Company's business is subject to economic cycles and changing consumer trends. Purchases of discretionary sporting goods tend to decline in periods of economic uncertainty. Any significant decline in general economic conditions or continued uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on the Company's business, results of operations and financial condition. In the past ten years, there has been a renewed public interest in bicycling and fitness activities. In recent months, there has been a decline in domestic adult bicycle sales. There can be no assurance, however, that the public interest in bicycling and fitness activities will continue, or that the Company will continue to grow or be able to sustain the level of bicycle sales that it has historically achieved. Any general decline in the size of the bicycle market or in a segment of the bicycle market in which the Company competes, whether from general economic conditions, a decrease in the popularity of bicycling or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

INDEBTEDNESS; LIQUIDITY. The credit agreement relating to the Company's bank debt requires the Company to maintain certain financial ratios and profitability requirements. Any failure to comply with covenants or restrictions contained in the credit agreement could result in a default thereunder, which in turn could cause the Company's indebtedness to be declared immediately due and payable. The Company has in the past renegotiated certain provisions of the credit agreement to relax certain of the financial covenants to adapt to the Company's then existing financial condition, although there can be no assurance that the bank will renegotiate provisions of the credit agreement in the future. Although the Company believes that its cash from operations, its bank credit and vendor credit and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements through at least the next twelve months, the Company may need to seek additional sources of capital as necessary or appropriate to finance acquisitions or otherwise finance the Company's operations during such period of time and thereafter. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If adequate funds are not available, the Company's business, results of operations and financial condition may be adversely affected.

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

DEPENDENCE ON CERTAIN SUPPLIERS. As is common in the industry, a substantial majority of the Company's multi-speed bicycles contain componentry supplied on a purchase order basis by one Japanese manufacturer. Although this supplier has not indicated any intention to limit or reduce sales of parts to the Company, if it were to do so, the Company's business, results of operations and financial condition could be adversely affected. In addition, the Company purchases substantially all of its bicycles that are manufactured overseas from a limited group of manufacturers, which varies from year to year. The Company has no long-term contracts with these suppliers and competes with other companies for their production capacities. Although the Company has established relationships with its principal suppliers and manufacturing sources, the Company's future success will depend on its ability to maintain such relationships and to develop relationships with new suppliers and manufacturing sources for the production and sale of bicycles, parts and accessories. In the event of a delay or disruption in the supply or delivery of bicycles, parts and accessories, the Company believes that suitable alternative suppliers and carriers could be obtained, although the transition to other suppliers and delays in the delivery of bicycle components could result in significant production delays. Any significant delay or disruption in the supply of bicycles, parts and accessories could have a material adverse effect on the Company's business, results of operations and financial condition.

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

BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                                                                      Sequentially
    Exhibit Number                                                                    Numbered Page
    --------------                                                                    -------------
      10.50         Fifth Amendment to Second Amended and Restated Credit
                    Agreement (Receivables and Inventory) among the Company, GT
                    Bicycles California, Inc., Riteway Products East, Inc.,
                    Riteway Products North Central, Inc., Riteway Distributors
                    Central, Inc., Riteway Distributors, Inc. and Bank of
                    America, N.T. and S.A., dated March 14, 1997.                         14

      27.1          Financial data schedule

(b)      Reports on Form 8-K

         During the second quarter of 1997, the Company filed a Form 8-K dated April, 3, 1997, regarding the Company not meeting analysts' estimates for sales and net income for the first quarter of 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GT BICYCLES,  INC.


Date: August 15, 1997                             By: /s/ Charles Cimitile
                                                      -------------------------
                                                      Charles Cimitile
                                                      Vice President Finance and
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Duly Authorized Officer)