Form 10-Q
period 1997-09-30
GT BICYCLES INC
filed 1997-11-19
CIK 949369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                2001 East Dyer Road, Santa Ana, California 92705
                    (Address of principal executive offices)

                                 (714) 481-7100
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 Not Applicable

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

               Class                         Outstanding at November 10, 1997
               -----                         --------------------------------
    Common Stock, $0.001 par value                       9,810,707

                                GT BICYCLES, INC.

           INDEX TO FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                                                   Page Number
                                                                                   -----------
Part I. Financial Information

        Item 1.     Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of September 30, 1997
                            and December 31, 1996                                             3

                    Condensed Consolidated Statements of Operations for the three
                           and nine month periods ended September 30, 1997 and 1996           4

                    Condensed Consolidated Statements of Cash Flows for the nine
                           month periods ended September 30, 1997 and 1996                    5

                    Notes to Condensed Consolidated Financial Statements                      6

        Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                 9

Part II.            Other Information                                                        14

        Item 5.     Subsequent Event

        Item 6.     Exhibits and Reports on Form 8-K                                         14

        Signatures                                                                           16

                               GT BICYCLES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,     December 31,
ASSETS                                                                            1997               1996
                                                                              -------------     ------------
                                                                                      (in thousands)
Current assets:
      Trade accounts receivable, net                                           $   45,694         $   51,843
      Inventories (note 2)                                                         77,071             74,328
      Deferred income taxes                                                         2,022              1,915
      Prepaid expenses and other current assets                                     4,266              1,980
                                                                               ----------         ----------
        Total current assets                                                      129,053            130,066

Property, plant and equipment, net                                                 11,407              5,023
Goodwill and covenants not to compete, net                                         20,016             19,144
Restricted cash from issuance of Industrial Development Bonds (note 5)              5,000                 --
Other assets                                                                        1,144              1,948
                                                                               ----------         ----------
                   Total Assets                                                $  166,620         $  156,181
                                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt (note 7)                               $   71,202         $    4,250
      Current portion of capital lease obligations                                    415                376
      Accounts payable                                                             13,926             12,468
      Accrued liabilities                                                           6,190              4,519
      Income taxes payable                                                            439              1,061
                                                                               ----------         ----------
        Total current liabilities                                                  92,172             22,674
      Long-term debt, net of current portion (note 5)                              13,114             73,421
      Capital lease obligations, net of current portion                               496                629
      Deferred income taxes                                                            92                 92
      Other liabilities                                                                84                212
                                                                               ----------         ----------
        Total liabilities                                                         105,958             97,028
                                                                               ----------         ----------
Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000 shares authorized,
        none issued                                                                    --                 --
      Common stock, $0.001 par value, 20,000,000 shares authorized,
        9,810,707 and 9,781,097 shares issued and outstanding
        at September 30, 1997 and December 31, 1996, respectively                      10                 10
      Additional paid-in-capital                                                   47,121             46,916
      Retained earnings                                                            13,236             11,458
      Foreign currency translation adjustment                                         295                769
                                                                               ----------         ----------
        Total stockholders' equity                                                 60,662             59,153

                                                                               ----------         ----------
                   Total Liabilities and Stockholders' Equity                  $  166,620         $  156,181
                                                                               ==========         ==========

     See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                         -------------------------     -------------------------
                                                            1997           1996           1997           1996
                                                         ----------     ----------     ----------     ----------
                                                                   (in thousands, except per share data)
Net sales                                                $   56,444     $   52,435     $  158,383     $  145,399
Cost of sales                                                40,525         37,041        114,892        104,272
                                                         ----------     ----------     ----------     ----------

     Gross profit                                            15,919         15,394         43,491         41,127

Selling, general and administrative expenses (note 4)        13,428         10,888         36,371         27,795
                                                         ----------     ----------     ----------     ----------

Operating income                                              2,491          4,506          7,120         13,332

Life insurance proceeds, net of guaranteed
     severance payments (note 3)                                             1,276                         1,276
Interest expense                                             (1,352)        (1,047)        (4,143)        (2,514)
                                                         ----------     ----------     ----------     ----------

Income before taxes                                           1,139          4,735          2,977         12,094

Income taxes                                                   (461)        (1,095)        (1,199)        (4,039)
                                                         ----------     ----------     ----------     ----------

Net income                                               $      678     $    3,640     $    1,778     $    8,055
                                                         ==========     ==========     ==========     ==========

Earnings per common and
   common equivalent share (note 6)                      $     0.07     $     0.37     $     0.18     $     0.81
                                                         ==========     ==========     ==========     ==========

Weighted average common and
   common equivalent shares                                   9,914          9,934          9,919          9,924
                                                         ==========     ==========     ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                               -------------------------
                                                                                  1997           1996
                                                                               ----------     ----------
                                                                                    (in thousands)
Cash flows from operating activities:
   Net income                                                                  $    1,778     $    8,055
   Adjustments to reconcile net income to net
      cash from operating activities:
      Depreciation and amortization                                                 1,958          1,190
      Provision for doubtful accounts                                                 459            345
      Deferred income taxes                                                          (107)            --
      Write-off of leasehold improvements in connection with relocation               279             --
   Changes in assets and liabilities:
      Trade accounts receivable                                                     5,690            639
      Inventories                                                                  (2,743)       (12,127)
      Prepaid expenses and other assets                                            (2,441)        (1,010)
      Accounts payable                                                              1,458         (2,068)
      Accrued and other liabilities                                                 1,544          2,560
      Income taxes payable                                                           (622)           871
                                                                               ----------     ----------
         Net cash provided by (used in) operating activities                        7,253         (1,545)
                                                                               ----------     ----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                                      (7,811)        (2,205)
   Purchase of Caratti Sport Limited                                                   --        (14,225)
   Additional investments in subsidiaries                                            (723)            --
                                                                               ----------     ----------
         Net cash used in investing activities                                     (8,534)       (16,430)
                                                                               ----------     ----------
Cash flows from financing activities:
   Net borrowings under line of credit                                              4,768          1,991
   Borrowings under term loan                                                          --         17,000
   Principal payments on term loan                                                 (3,188)            --
   Borrowings under capital lease obligations and other debt                          195            144
   Principal payments on capital lease obligations                                   (225)          (110)
   Proceeds from issuance of common stock                                             205             35
                                                                               ----------     ----------
         Net cash provided by financing activities                                  1,755         19,060
                                                                               ----------     ----------
   Foreign currency translation adjustment                                           (474)           (14)
                                                                               ----------     ----------
Change in cash and cash equivalents                                                    --          1,071
Cash and cash equivalents at beginning of period                                       --             --
                                                                               ----------     ----------
Cash and cash equivalents at end of period                                     $       --     $    1,071
                                                                               ==========     ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                 $    4,122     $    2,460
                                                                               ==========     ==========
      Income taxes                                                             $    1,714     $    2,604
                                                                               ==========     ==========

   Restricted cash from issuance of Industrial Development Bonds               $    5,000     $       --
                                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

GT BICYCLES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of GT Bicycles, Inc. (the "Company") include the wholly-owned subsidiaries, GT Bicycles California, Inc., GT BMX Products, Inc., Riteway Distributors, Inc., Riteway Distributors Central, Inc., Riteway Products East, Inc., Riteway Products North Central, Inc., Riteway Products Japan K.K. ("Riteway Japan"), Riteway Products France S.A.R.L. ("Riteway France") and Caratti Sport Limited ("Caratti"), as well as the majority-owned subsidiaries, Innovations in Composites ("Innovations") and Riteway Products Canada ("Riteway Canada"). Riteway Products North Central, Inc., Riteway France and Caratti were acquired in July 1995, April 1996 and July 1996, respectively, and have been accounted for under the purchase method of accounting and, accordingly, the purchase price of each entity was allocated to assets acquired based on their estimated fair values. The excess of the purchase price over the fair market values of the net assets acquired has been recorded as goodwill. Riteway Products North Central, Inc., Riteway France and Caratti have been included in the Company's consolidated results of operations since the date of acquisition. Riteway Japan was formed in March 1996 as a wholly-owned subsidiary of the Company.

The Company held a 45% interest in Innovations from 1993 until June 30, 1997, and accounted for its investment using the equity method during that period. On July 1, 1997, the Company increased its investment in Innovations to a 57% ownership level. Accordingly, the operating transactions of this entity, which manufactures certain bicycle parts, have been consolidated into the Company's financial statements in the quarter ended September 30, 1997.

On September 1, 1997, the Company and another investor formed Riteway Canada to distribute bicycles, parts and accessories throughout Canada. Since the Company has an 85% ownership level, the operating transactions of this entity have been consolidated into the Company's financial statements.

The inclusion of the Innovations and Riteway Canada operations did not have a material impact on consolidated net sales or net income in the quarter ended September 30, 1997. The excess of the respective purchase price over the Company's share of the fair market value of the net assets acquired for each of these entities has been recorded as goodwill. The interest of minority shareholders in the equity of these entities is included in other liabilities and their interest in the earnings of these entities is included in selling, general and administrative expenses; such amounts were not significant in the quarter ended September 30, 1997.

Investments in affiliates, for which the Company has an ownership interest of at least 20% but not exceeding 50%, are recorded under the equity method of accounting.

All significant intercompany balances and transactions are eliminated in consolidation.

Foreign Currency Translation

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

Forward Exchange Contracts

The Company from time to time enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on specific purchase commitments denominated in foreign currencies. The gains and losses on these contracts are included in the value of the assets which they were intended to hedge. The Company had forward exchange contracts outstanding, with maturities of four months or less, to exchange foreign currencies for approximately $2.2 million at September 30, 1997 and $3.3 million at December 31, 1996.

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) INVENTORIES

A summary of the components of inventories follows:

                                                   September 30,     December 31,
                                                       1997              1996
                                                   -------------     ------------
                                                            (in thousands)
Raw materials                                       $      421        $       95
Work in process                                          5,385             3,659
Finished goods and component parts                      71,265            70,574
                                                    ----------        ----------
                                                    $   77,071        $   74,328
                                                    ==========        ==========

(3) LIFE INSURANCE PROCEEDS, NET OF GUARANTEED SEVERANCE PAYMENTS

Included in net income for the three and nine months ended September 30, 1996 were net life insurance proceeds of $1,276,000 that the Company received following the death of former President and Chief Executive Officer, Richard Long, in July 1996. The net proceeds consisted of a $2,000,000 insurance settlement less guaranteed payments of $724,000 owed to Mr. Long's family.

(4) RELOCATION OF SOUTHERN CALIFORNIA FACILITIES

In May 1997, the Company consolidated its southern California operations, which had previously been located in several facilities, to the present building in Santa Ana, California. In connection with the relocation, the Company incurred aggregate expenses of approximately $1,000,000, including moving costs and the write-off of abandoned leasehold improvements at the former facilities. This amount was charged to selling, general and administrative expenses during the first half of 1997.

(5) INDUSTRIAL DEVELOPMENT BONDS

In September 1997, the Company consummated a $5,000,000 borrowing under a California Economic Development Financing Authority program. Use of the funds is restricted to the purchase of qualifying property and equipment at the Company's Santa Ana facility. Pending disbursement for such capital expenditures, the funds have been placed in an interest-bearing bank account and are classified as restricted cash in the balance sheet at September 30, 1997.

(6) EARNINGS PER SHARE

The calculation of earnings per share was determined by dividing net income by the weighted average common and common equivalent shares outstanding when dilutive. Primary earnings per share approximates fully diluted earnings per share for all periods presented.

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

(7) SUBSEQUENT EVENT

On October 23, 1997, the Company's domestic bank credit agreement was amended to increase the total domestic revolving credit facility from $60,000,000 to $80,000,000 through February 28, 1998 (after which time it reverts to $60,000,000), to increase the interest rate to be paid by the Company, to amend certain financial covenants, and to require the Company to close on $30,000,000 of unsecured financing by February 28, 1998 (evidence indicating such financing must be provided by January 31, 1998).

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

RESULTS OF OPERATIONS

Net Sales. Net sales increased $4.0 million (8%) and $13.0 million (9%), respectively, during the three and nine month periods ended September 30, 1997 in comparison with the corresponding periods in 1996. The increase for the quarter was attributable to an increase in domestic sales of $1.5 million and foreign sales of $2.5 million, while substantially all of the increase for the nine-month period was attributable to an increase in foreign sales. The increases in foreign sales relate primarily to the addition and growth of the Company's subsidiaries in the United Kingdom, France, Japan and Canada, which were purchased or formed during 1996 and 1997. The increase in domestic sales during the quarter was due to higher sales of both adult and juvenile bicycles, partially offset by lower sales of parts and accessories. For the nine-month period, domestic sales were relatively flat due to lower sales of adult bicycles and parts and accessories, offset by higher sales of juvenile bicycles.

Gross Profit. Gross profit as a percentage of net sales decreased to 28.2% and 27.5%, respectively, for the three and nine month periods ended September 30, 1997 compared with 29.4% and 28.3% for the corresponding periods in 1996. The decreases were primarily attributable to manufacturing inefficiencies during and following the relocation of the Company's facilities, discounting of old model-year inventory during the second quarter, and changes in product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three and nine month periods ended September 30, 1997 increased by $2.5 million and $8.6 million, respectively, over the corresponding periods in 1996. As a percentage of net sales, SG&A increased to 23.8% and 23.0% during the three and nine month periods ended September 30, 1997, respectively, compared with 20.8% and 19.1% for the corresponding prior year periods. The increases in the quarter and nine-month periods were primarily due to higher administrative costs totaling $0.8 million and $4.4 million, respectively, from the addition of subsidiaries in the United Kingdom, France, Japan and Canada. The remainder of the increases were primarily due to higher selling, marketing and advertising expenses to promote worldwide sales and brand equity, and higher product development expenses. In addition, the 1997 nine-month period includes approximately $1.0 million of relocation costs related to the consolidation of the Company's southern California manufacturing, distribution and administrative facilities in May 1997.

Interest Expense. Interest expense for the three and nine month periods ended September 30, 1997 increased by $0.3 million and $1.6 million, respectively, in comparison with the corresponding periods of 1996. The increase in each of the periods was attributable to additional borrowings which were incurred primarily to fund acquisitions and the expansion of the Company's domestic and foreign operations.

Income Taxes. The Company's effective tax rate was 40.5% and 40.3% in the three and nine month periods ended September 30, 1997, respectively, as compared with 23.1% and 33.4% for the corresponding periods last year. The relatively low 1996 tax rates reflect the effects of the $2.0 million of nontaxable life insurance proceeds received during the third quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating cash needs primarily from bank credit, vendor credit, and cash generated from operations. The Company has a credit agreement with a bank that provides a domestic revolving credit facility, a domestic term loan maturing quarterly through September 2000, and separate revolving credit facilities for the Riteway Japan, Riteway France and Caratti subsidiaries. All of the revolving credit facilities expire on June 30, 1998 and are classified as current liabilities at September 30, 1997.

The domestic credit facility requires the Company to maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments. As of September 30, 1997, the Company was in technical violation of a certain covenant, for which the bank has issued a waiver as of that date. Subsequent to September 30, 1997, the Company and the bank entered into an amended domestic credit facility which provides for a revised covenant that the Company expects to meet on an ongoing basis in the future.

On October 23, 1997, the Company's domestic bank credit facility was amended to increase the total domestic line of credit from $60.0 million to $80.0 million through February 28, 1998 (after which time it reverts to $60.0 million), to increase the interest rate to be paid by the Company, to amend certain financial covenants, and to require the Company to close on $30,000,000 of unsecured financing by February 28, 1998 (evidence indicating such financing must be provided by January 31, 1998).

The Company's operating activities provided cash of $7.3 million in the nine months ended September 30, 1997, compared with a $1.5 million net use of cash in operations in the corresponding 1996 nine-month period. The improvement in operating cash flow in 1997 is principally related to a reduction in accounts receivable and to a smaller inventory buildup than occurred in the prior year. Capital expenditures of $7.8 million principally consisted of $5.3 million of improvements, machinery and equipment at the Santa Ana facility, $1.0 million of other machinery and equipment, and $0.7 million of construction-in-progress at a new research and development facility in Colorado.

In May 1997, the Company consolidated its southern California manufacturing, distribution and administrative operations, which had been located in several facilities, to the present building in Santa Ana, California. The operating lease on the present building terminates on January 31, 2007 and will result in an incremental average annual increase in rent expense over 1996 of approximately $0.9 million.

The Company anticipates that it will continue to rely on bank credit, vendor credit and cash generated from operations in order to finance anticipated higher inventory and accounts receivable levels. The Company is in the process of seeking additional unsecured financing to supplement the Company's credit requirements and to meet covenants under the Company's senior secured credit facility with its bank. While the Company is in discussions with several potential lenders about the additional financing, there can be no assurance that the Company will be able to obtain such financing on acceptable terms, or at all. The failure to obtain such financing could have a material adverse effect on the Company's business, results of operations and financial condition.

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

INDEBTEDNESS; LIQUIDITY. The credit agreement relating to the Company's bank debt requires the Company to maintain certain financial ratios and profitability requirements. Any failure to comply with covenants or restrictions contained in the credit agreement could result in a default thereunder, which in turn could cause the Company's indebtedness to be declared immediately due and payable. The Company has in the past renegotiated certain provisions of the credit agreement to relax certain of the financial covenants to adapt to the Company's then existing financial condition, although there can be no assurance that the bank will renegotiate provisions of the credit agreement in the future. Although the Company believes that its cash from operations, its bank credit and vendor credit, and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements through at least the next twelve months, the Company may need to seek additional sources of capital as necessary or appropriate to finance acquisitions or otherwise finance the Company's operations during such period of time and thereafter. Further, the Company's current credit agreement requires that the Company seek additional unsecured financing. There can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If adequate funds are not available, the Company's business, results of operations and financial condition may be adversely affected.

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

                           PART II. OTHER INFORMATION

ITEM 5.  SUBSEQUENT EVENT

On October 23, 1997, the Company's domestic bank credit agreement was amended to increase the total domestic revolving credit facility from $60.0 million to $80.0 million through February 28, 1998 (after which time it reverts to $60.0 million), to increase the interest rate to be paid by the Company, to amend certain financial covenants, and to require the Company to close on $30,000,000 of unsecured financing by February 28, 1998 (evidence indicating such financing must be provided by January 31, 1998). The related amendment to the bank credit agreement has been filed herein as Exhibit 10.53.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         Exhibit Number
         --------------
         10.51          Sixth Amendment to Second Amended and
                        Restated Credit Agreement (Receivables
                        and Inventory) among the Company, GT
                        Bicycles California, Inc., Riteway
                        Products East, Inc., Riteway Products
                        North Central, Inc., Riteway
                        Distributors Central, Inc., Riteway
                        Distributors, Inc. and Bank of America,
                        N.T. and S.A., dated August 15, 1997.

         10.52          Seventh Amendment to Second Amended and
                        Restated Credit Agreement (Receivables
                        and Inventory) among the Company, GT
                        Bicycles California, Inc., Riteway
                        Products East, Inc., Riteway Products
                        North Central, Inc., Riteway
                        Distributors Central, Inc., Riteway
                        Distributors, Inc. and Bank of America,
                        N.T. and S.A., dated September 11, 1997.

         10.53          Eighth Amendment to Second Amended and
                        Restated Credit Agreement (Receivables
                        and Inventory) among the Company, GT
                        Bicycles California, Inc., Riteway
                        Products East, Inc., Riteway Products
                        North Central, Inc., Riteway
                        Distributors Central, Inc., Riteway
                        Distributors, Inc. and Bank of America,
                        N.T. and S.A., dated October 23, 1997.

         27.1           Financial data schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GT BICYCLES,  INC.


Date: November 18, 1997                By:  /s/ Charles Cimitile
                                            ------------------------------------
                                            Charles Cimitile
                                            Vice President Finance
                                            and Chief Financial Officer
                                            (Principal Financial
                                            and Duly Authorized Officer)

                                 EXHIBIT INDEX


         Exhibit Number
         --------------
         10.51          Sixth Amendment to Second Amended and
                        Restated Credit Agreement (Receivables
                        and Inventory) among the Company, GT
                        Bicycles California, Inc., Riteway
                        Products East, Inc., Riteway Products
                        North Central, Inc., Riteway
                        Distributors Central, Inc., Riteway
                        Distributors, Inc. and Bank of America,
                        N.T. and S.A., dated August 15, 1997.

         10.52          Seventh Amendment to Second Amended and
                        Restated Credit Agreement (Receivables
                        and Inventory) among the Company, GT
                        Bicycles California, Inc., Riteway
                        Products East, Inc., Riteway Products
                        North Central, Inc., Riteway
                        Distributors Central, Inc., Riteway
                        Distributors, Inc. and Bank of America,
                        N.T. and S.A., dated September 11, 1997.

         10.53          Eighth Amendment to Second Amended and
                        Restated Credit Agreement (Receivables
                        and Inventory) among the Company, GT
                        Bicycles California, Inc., Riteway
                        Products East, Inc., Riteway Products
                        North Central, Inc., Riteway
                        Distributors Central, Inc., Riteway
                        Distributors, Inc. and Bank of America,
                        N.T. and S.A., dated October 23, 1997.

         27.1           Financial data schedule