Form 10-K405
period 1997-12-31
GT BICYCLES INC
filed 1998-04-07
CIK 949369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant was approximately $39,724,000 based on the closing sales price of $6.13 per share of the Common Stock as of such date, as reported by The Nasdaq National Market.

As of March 17, 1998, there were 9,828,801 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its 1998 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, and 13 of Part III hereof.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

GT Bicycles, Inc. (the "Company" or "GT Bicycles") is a leading designer, manufacturer and marketer of mid- to premium-priced mountain and juvenile BMX bicycles sold under the Company's brand names. The Company's wholly-owned Riteway Products and Caratti distribution network ("distribution network") is a leading distributor of the Company's bicycles, parts and accessories, as well as parts and accessories of other manufacturers, to independent bicycle dealers. The Company currently offers 127 bicycle models, including 30 mountain bicycle models, 65 juvenile BMX bicycle models, and 32 road and specialty bicycle models. In addition to the Company's broad line of bicycle models, the distribution network offers over 4,500 different parts and accessories, ranging from bicycle frames and componentry to helmets, locks and apparel. The Company's distribution network also provides responsive customer service and dealer support, prompt delivery, high order fill-rates, timely warranty service, dealer training, a comprehensive parts and accessory catalog and thorough product and market knowledge. Accordingly, the Company believes that its distribution network provides national purchasing power, financial stability and integrated inventory management, together with the service of a regional distributor.

The Company was incorporated on August 6, 1993 and had no operations for the period August 6, 1993 to November 12, 1993. On November 12, 1993, the Company acquired all of the outstanding common stock of GT Bicycles California, Inc. and subsidiaries (collectively, the "Predecessor") in a purchase of common stock. The Company's name was changed from GT Holdings, Inc. to GT Bicycles, Inc. and the Predecessor's name was changed from GT Bicycles, Inc. to GT Bicycles California, Inc. on August 11, 1995. The Company has eleven operating subsidiaries: GT Bicycles California, Inc., GT BMX Products, Inc., Riteway Distributors, Inc., Riteway Distributors Central, Inc., Riteway Products East, Inc., Riteway Products North Central, Inc., Riteway Products Japan K.K. ("Riteway Japan"), Riteway Products France S.A.R.L. ("Riteway France"), Caratti Sport Limited ("Caratti") in the United Kingdom, Riteway Products Canada, Ltd. ("Riteway Canada") and Innovations in Composites, Inc. ("Innovations in Composites").

The Company's current headquarters and principal place of business are located at 2001 East Dyer Road, Santa Ana, California 92705, and its telephone number is
(714) 481-7100.

BACKGROUND

The Company was founded in 1979 by Gary Turner and Richard Long, who were early innovators in the design, manufacture and sale of juvenile BMX bicycle frames and forks using advanced designs and materials, including lightweight chromoly. In 1981 the Company began assembling and selling complete juvenile BMX bicycles to independent bicycle dealers, and in 1984 the Company responded to an emerging industry trend by introducing its first adult mountain bicycle. In 1987, in order to provide vertically integrated distribution of its products to independent bicycle dealers, the Company acquired Riteway Distributors, Inc., a California distributor of bicycles, parts and accessories. During the years from 1989 through 1995, the Company purchased three additional domestic distributors, resulting in full vertical distribution coverage of the continental United States. In 1996, the Company formed a distributor in Japan and purchased distributors in France and the United Kingdom, and in 1997, the Company formed a distributor in Canada. The Company's distribution companies provide a regional focus to the independent bicycle dealers they serve.

PRODUCTS

The Company currently offers a broad line of adult and juvenile bicycling products in several categories, including: mountain bicycles, juvenile BMX bicycles, road and specialty bicycles, and parts and accessories. Within each category the Company strives to continually improve its existing products and introduce new products that feature some of the most technically sophisticated materials and componentry in the industry. Bicycles offered by the Company are sold exclusively under the Company's various brand names, and parts and accessories are sold under the brand names of the Company and third parties. In 1997, sales of bicycles represented approximately 71% of the Company's net sales, and sales of parts and accessories represented approximately 29%.

The Company's bicycles for the 1998 model year are distributed in the three major bicycle categories as follows:

                                                 NUMBER OF
     CATEGORY                                    1998 BICYCLE MODELS
     ---------------------------------------------------------------
     Mountain Bicycle Models:
     ------------------------
         GT Full Suspension                         11
         GT Aluminum                                 8
         GT Chromoly Steel                          10
         Titanium                                    1
                                                 -----
                  Total                             30
                                                 -----

     Juvenile BMX Bicycle Models:
     ----------------------------
         GT                                         25
         Dyno                                       18
         Powerlite                                  14
         Robinson                                    8
                                                 -----
                  Total                             65
                                                 -----

     Road and Specialty Bicycle Models:
     ----------------------------------
         Road                                       11
         Streamline                                  6
         Cruisers                                    8
         Cross/hybrid                                2
         Tandem                                      2
         Harley-Davidson                             1
         Charger Electric-Assist                     2
                                                 -----
                  Total                             32
                                                 -----

         Total Bicycle Models                      127
                                                 =====


The Company also markets a full line of bicycle parts, including frames, forks, handlebars, pedals, seats, cranks, derailleurs and freewheels, as well as bicycle accessories such as pumps, lights, helmets, locks, cyclometers, racks and bicycle apparel. Some of the parts and accessories are designed and manufactured by the Company, and the others are manufactured and supplied by third parties. Parts and accessories designed and manufactured by the Company are offered and sold under the Company's GT, Dyno, Robinson, Powerlite and Cycle Design brand names. All parts and accessories are offered to independent bicycle dealers through the Company's distribution network. In addition, the Company has an exclusive marketing relationship with Innovations in Composites, a majority-owned subsidiary, to sell and distribute three-spoke, hollow-composite wheels which use an innovative patented long-carbon composite technology under the Company's Spin brand name, together with other bicycle products that may be developed by the Company utilizing this technology. This technology enables products manufactured with composite materials to be aerodynamically shaped and manufactured in volume, while providing superior strength-to-weight ratios and product rigidity.

The Company has an exclusive licensing agreement with Harley-Davidson Motor Company to manufacture and market a Harley-Davidson bicycle and certain Harley-Davidson parts and accessories. The Company has also entered into a partnership with a third party to manufacture and market electric-assist bicycles under the Charger brand name. Distribution of the Harley-Davidson and Charger products began during 1997.

RESEARCH AND PRODUCT DEVELOPMENT

GT Bicycles seeks to differentiate its products by offering bicycles with the latest technology, innovative designs and advanced components and accessories. The Company's experienced product development team works with the Company's sales and manufacturing departments, distribution network and Team GT racing teams to improve existing products and to develop new product ideas. The Company's product development activities are performed at the Company's Santa Ana, California facilities and at its research and development facility located in Longmont, Colorado. The Company utilizes computer-aided design tools and structural analysis programs to enhance its product development efforts. In addition, the Company maintains a stress and destructive testing laboratory at its Colorado facility to collect data and test designs prior to commercial introduction. Research and product development expenditures in fiscal years 1997, 1996 and 1995 were approximately $2,574,000, $1,844,000 and $1,596,000, respectively.

The Company manufactures bicycles using many materials, including chromoly-steel, aluminum, titanium and, most recently, thermoplastics and composites. In comparison with other materials, the Company believes that thermoplastic and composite materials offer superior strength-to-weight ratios while retaining rigidity and can be aerodynamically shaped in volume manufacturing.

Under an agreement with USA Cycling, the Company was selected as the exclusive "Official Bicycle Manufacturer" of road and track bicycles for members of the United States Cycling Team for a period of four years which was extended for another four years through the year 2000. In connection with this agreement, the Company cooperated in the development and production of bicycles used by members of the United States Cycling Team at the 1996 Olympic Games in Atlanta, Georgia. This development effort, known as Project '96, focused on, among other things, the development of superior lightweight, responsive and aerodynamic equipment. The Company believes that its participation in Project '96 has enhanced its internal research and product development efforts and brand name recognition.

SALES AND DISTRIBUTION

The Company's products are primarily sold through its distribution network to independent bicycle dealers throughout the world. In 1987, the Company began acquiring distribution companies to provide a vertically integrated national distribution network. This network, doing business as Riteway Products and Caratti, distributes the Company's brand name bicycles and a broad range of parts and accessories. The Company's distribution network consists of eight subsidiaries -- located in New York, Wisconsin, Missouri, California, Canada, Japan, France and the United Kingdom (Caratti) -- which employ commissioned field sales representatives, telemarketers and customer service representatives. Each wholly-owned distributor operates on an independent basis with respect to inventory maintenance, sales order and invoice processing, credit management, customer service and local cooperative advertising. Historically, the distribution network has focused its efforts on the sale and distribution of bicycles, parts and accessories, while GT Bicycles has focused on the design, engineering, manufacture and marketing of selected categories of bicycles and components.

In the United States, the Company sells products to over 4,000 of an estimated 6,800 independent bicycle dealers, using a sales force of approximately 60 field representatives and telemarketers. The Company sells parts and accessories and its juvenile BMX bicycles on a non-exclusive basis to independent bicycle dealers meeting its financial and other criteria. The Company believes that selling these products on a non-exclusive basis differentiates the Company from many of its competitors and provides greater market access for the Company's products. The Company grants exclusive marketing areas for its GT all terra mountain bicycles to independent bicycle dealers in exchange for their agreement to minimum unit purchase commitments. The Company performs demographic, geographic and financial analyses when selecting its authorized independent bicycle dealers and provides initial training and ongoing promotional assistance. The Company intends to selectively expand the number of authorized mountain bicycle dealers to include additional dealers which meet the Company's standards of high quality service and customer support and agree to certain product commitments.

GT Bicycles currently distributes bicycle products internationally through 52 independent distributors who supply 69 countries and through its four subsidiaries: Riteway Canada, Riteway Japan, Riteway France and Caratti (in the United Kingdom). The Company sells to its independent international distributors directly from its Santa Ana, California facility. In addition, large orders are shipped in containers directly to these distributors from the Company's Taiwan and People's Republic of China suppliers. The Company believes that there are opportunities for expanded sales in foreign markets and intends to increase its sales and marketing efforts in these markets.

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

GT Bicycles conducts national and international marketing and advertising programs through a variety of media, including industry periodicals, newspaper and other print advertisements, television and radio. The Company focuses on high-profile advertising opportunities that feature its products and Team GT racing team riders in national cycling magazines and national bicycle television programs. In early 1998, the Company began producing a syndicated juvenile BMX bicycle program, entitled "Crank", for the Fox Sports Network. Each of the Company's independent international distributors is required to conduct and coordinate marketing and advertising efforts with the Company in its respective territory. The Company maintains a marketing office in Belgium to coordinate the marketing efforts of its various independent European distributors. In addition, the Company and its independent international distributors participate in the major international industry trade shows.

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

In addition to its sponsorship of independent teams such as the United States Cycling Team, United States Triathlon Team, Team Saturn and Team Shaklee, the Company also supports and promotes its own Team GT racing and demonstration teams which have been very successful in their respective cycling categories. The Company currently supports a GT mountain bicycle racing team, three BMX racing teams and a number of Freestyle demonstration riders. The Company's freestyle demonstration riders perform at varying venues such as NBA Basketball half-time shows, state fairs, school assemblies, trade shows and corporate events.

MANUFACTURING, ASSEMBLY AND SOURCING

The Company's manufacturing strategy is to use a combination of internal manufacturing for its higher-end products and outsourcing for its higher-volume, lower-cost products in order to maximize flexibility and engineering expertise while minimizing capital commitments. The Company manufacturers many of its premium-priced mountain, juvenile BMX and road bicycles, as well as some of its mid-priced juvenile BMX bicycles, at the Company's Santa Ana, California facility. The Company believes that its internal manufacturing capabilities have allowed it to increase its production flexibility, improve its product development and engineering processes, enhance its reputation for product quality and innovation and increase profit margins. The Company outsources the remaining majority of its production requirements according to its specifications and manufacturing standards which allows the Company to avoid the costs and capital requirements attendant to full-scale manufacturing. The Company currently purchases bicycles from six foreign manufacturers. Although the Company has established relationships with its principal suppliers and manufacturing sources, it has no long-term contracts with these suppliers and competes with other companies for their production capacities. The Company's relationships with its suppliers are primarily based on the length of time such companies have supplied the Company. In the event of a delay or disruption in the supply of bicycles, parts and accessories, the Company believes that it could arrange for alternative bicycle manufacturing sources within a reasonable time period on terms that would not be materially different from those currently available to the Company. Accordingly, the Company does not believe that the loss of any single source supplier would have material adverse effect on the Company's business. However, the future success of the Company will depend on its ability to maintain close relationships with its current suppliers and to develop long-term relationships with other suppliers that satisfy the Company's requirements for price, quality and flexibility in scheduling production. See "Certain Factors That May Affect the Company's Business and Future Results."

The Company's manufacturing operations consist of the forming and welding of the bicycle frame and fork components for its premium-priced mountain, juvenile BMX and road bicycles and the assembly of the bicycle frame, fork, components and accessories. The Company also assembles bicycles from frames supplied by independent suppliers. The Company's remaining bicycles are manufactured to the Company's specifications by independent factories, most of which are located in Taiwan. The Company monitors its manufacturing process and tests its manufactured products to assure quality and reliability. The Company also tests externally sourced components and employs field engineers and independent representatives to oversee the manufacturing operations of the Company's foreign suppliers to assure compliance with the Company's quality control standards. The Company's sourcing strategy is to independently develop innovative product designs and specifications and to require adherence to strict quality standards by its suppliers. In addition, the Company maintains a stress and destructive testing laboratory in its Longmont, Colorado facility to aid it in the design of reliable, high quality products. The Company's parts and accessories are currently manufactured by various third parties, most of whom are located in Taiwan and Japan. A substantial majority of the Company's multi-speed bicycles contain componentry (e.g., derailleurs, brakes and cranks) that is supplied on a purchase order basis by a Japanese manufacturer which has a leading position worldwide for the supply of such parts.

The Company's products are manufactured according to plans that reflect management's estimates of product sales based on recent sales results, current economic conditions, customer orders and prior experience with manufacturing sources. In order to be able to quickly fill orders from bicycle dealers, the Company's wholly-owned distributors maintain significant inventories. The average lead-time from the commitment to purchase products through production and shipment ranges from approximately 90 to 120 days in the case of bicycles, parts and accessories. The Company believes that the close relationships with its principal manufacturing sources allow it to introduce innovative product designs and alter production in response to the market demand for its products. See "Certain Factors That May Affect the Company's Business and Future Results."

PRODUCT RECALLS

According to regulations promulgated by the Consumer Product Safety Commission ("CPSC"), the Company, as a manufacturer of consumer goods, is required to advise the CPSC of defects in its products that could create a substantial risk of injury to consumers. The CPSC also has the authority to require a manufacturer or supplier to recall a product, which may involve product repair, replacement or refunds. Alternatively, the Company can elect to do a voluntary recall in cooperation with the CPSC. The recalls identified below are voluntary.

In December 1997, the Company's Riteway subsidiaries voluntarily initiated a product recall in cooperation with the CPSC involving approximately 4,500 Cycle Design Tag-A-Long bicycle tandem trailers manufactured by another entity and distributed by Riteway. In late 1997, the Company became aware that a bolt on the U-joint on two trailers had failed, resulting in the separation of the trailer from the mother bicycle. The Company worked with the manufacturer and redesigned the hardware utilizing significantly stronger bolts. The Company has made public press announcements to make consumers aware of the recall, and has instituted a program whereby independent bicycle dealers are instructed to contact affected consumers and retrofit the trailers with replacement bolts. To date, approximately 1,200 trailers have been retrofitted at an immaterial cost. The Company has not received claims for any significant injuries related to the Tag-a-Long, but there can be no assurance that such claims will not be received in the future.

In March 1998, the Company voluntarily initiated a product recall which involves approximately 10,000 aluminum juvenile BMX bicycles and frames manufactured and sold during the years 1995 to 1998. The recall, which is being conducted in cooperation with the CPSC, includes certain GT Speed Series and Robinson bicycles and frames. The problem involves cracking in the frames when the bicycles are subjected to the jumps and other stresses of today's more aggressive BMX riding. The Company has discontinued the use of these frames and has designed a significantly stronger frame for use on these BMX bicycles. The Company has made public press announcements in order to make consumers aware of the recall, and has also instituted a program whereby independent bicycle dealers are instructed to contact affected consumers (as required by their dealer agreements) and install upgraded replacement frames provided by the Company. It is not possible to predict the actual number of frames which will be returned, but of those returns which are to be received, it is expected that over 80% will occur within the next six months and any remaining returns will occur within two years. The Company has not received any significant claims for injuries or other damages related to the affected frames, but there can be no assurance that such claims will not be received in the future.

The Company does not believe that the aggregate cost of the aforementioned recalls will have a material adverse effect on its results of operations, financial condition or liquidity. Although the Company has a limited history of involvement in product recalls, the Company may be involved in additional product recalls in the future which could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. See "Certain Factors That May Affect the Company's Business and Future Results."

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

EMPLOYEES

At December 31, 1997, the Company had 775 full-time and part-time employees. The Company believes that its relations with its employees are good, and has never suffered a material work stoppage or slowdown.

In March 1996, the warehouse employees at the Company's facility in St. Louis, Missouri voted for representation by the Teamster's union. During negotiations with the Company in September 1997, the Teamsters called a strike, and five of the Company's employees participated in that strike. In February 1998, another vote by the warehouse employees resulted in the decertification of the Teamsters union at the St. Louis location. All of the Company's employees are now non-union.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

FORWARD-LOOKING STATEMENTS. THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, THE COMPANY MAY FROM TIME TO TIME MAKE ORAL FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS ARE UNCERTAIN AND MAY BE IMPACTED BY THE FOLLOWING FACTORS: IN PARTICULAR, CERTAIN RISKS AND UNCERTAINTIES THAT MAY IMPACT THE ACCURACY OF THE FORWARD-LOOKING STATEMENTS WITH RESPECT TO REVENUES, EXPENSES AND OPERATING RESULTS INCLUDE, WITHOUT LIMITATION, CYCLES OF DEALER ORDERS, GENERAL ECONOMIC CONDITIONS AND CHANGING CONSUMER TRENDS, TECHNOLOGICAL ADVANCES AND THE NUMBER AND TIMING OF NEW PRODUCT INTRODUCTIONS, SHIPMENTS OF PRODUCTS AND COMPONENTRY FROM FOREIGN SUPPLIERS, THE TIMING OF OPERATING AND ADVERTISING EXPENDITURES AND CHANGES IN THE MIX OF PRODUCTS ORDERED BY INDEPENDENT BICYCLE DEALERS. AS A RESULT, THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

BECAUSE OF THESE AND OTHER FACTORS THAT MAY AFFECT THE COMPANY'S OPERATING RESULTS, PAST FINANCIAL PERFORMANCE SHOULD NOT BE CONSIDERED AN INDICATOR OF FUTURE PERFORMANCE, AND INVESTORS SHOULD NOT USE HISTORICAL TRENDS TO ANTICIPATE RESULTS OR TRENDS IN FUTURE PERIODS.

ECONOMIC CONDITIONS; UNCERTAINTY OF GROWTH. The Company's business is subject to economic cycles and changing consumer trends. Purchases of discretionary sporting goods tend to decline in periods of economic uncertainty. Any significant decline in general economic conditions or continued uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. While in the past ten years, there has been a renewed public interest in bicycling and fitness activities, in the last two years, there has been a decline in the demand for adult bicycles domestically. There can be no assurance that the public interest in bicycling and fitness activities will continue, or that the Company will continue to grow or be able to sustain the level of bicycle sales that it historically has achieved. Any general decline in the size of the bicycle market or in a segment of the bicycle market in which the Company competes, whether from general economic conditions, a decrease in the popularity of bicycling or otherwise, could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

TECHNOLOGICAL ADVANCEMENTS AND NEW PRODUCT INTRODUCTIONS. The bicycle industry, in recent years, has been characterized by significant technological advances and frequent new product introductions. The Company believes that the frequent introduction of new, innovative bicycles, parts and accessories by the Company that respond timely to changing consumer demands and trends will be critical to its future success. In the past, the Company generally has been successful in the introduction of its bicycles, parts and accessories. No assurance can be given, however, that the Company will be able to continue to design and manufacture products that will achieve commercial success.

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

SUBSTANTIAL LEVERAGE; LIQUIDITY. As of December 31, 1997, the Company's total indebtedness was approximately $97.3 million, and there was approximately $3.6 million available under its revolving credit facilities for future borrowings. The revolving credit facility in the current amount of $80.7 million and a term loan of $11.7 million become due and payable on June 30, 1998. In addition, the availability of the revolving credit facility will be reduced from $80.0 million to $60.0 million on May 1, 1998. As of December 31, 1997, the Company had stockholders' equity of approximately $61.4 million. The Company's high degree of leverage could have important consequences, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital may be limited; (iii) the Company may be more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's ability to refinance its revolving credit facility and its term loan due and payable on June 30, 1998 may be adversely affected. The Company anticipates that it will be required to seek a continuation of the $80.0 million of availability under its revolving credit facility from its senior secured lender, which is scheduled to be reduced from $80.0 million to $60.0 million on May 1, 1998. The Company is negotiating with its existing senior secured lender and other lenders regarding longer-term financing or the refinancing of its revolving credit and term loan facilities. However, there can be no assurance that the Company will be able to obtain a continuation of the $80.0 million of availability under its revolving credit facility or other financing on acceptable terms, or at all. The failure to obtain a continuation or other acceptable financing would have a material adverse affect on the Company's business, results of operations, financial condition and liquidity.

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

INVENTORY RISKS. The market for bicycles, parts and accessories is subject to the risk of changing consumer trends. As a result of the necessary lead times involved in purchasing products from their suppliers, the Company's Riteway distributors maintain significant inventories so that they can promptly fill orders from bicycle dealers. Accordingly, in the event that a particular bicycle model or accessory does not achieve widespread consumer acceptance, the Company may be required to take significant price markdowns, which could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

PRODUCT LIABILITY. Because of the nature of the Company's business, the Company at any particular time is a defendant in a number of product liability lawsuits and expects that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries allegedly sustained as a result of defects in the Company's products. In addition, from time to time, the Company may make recalls of certain of its products in cooperation with the Consumer Products Safety Commission. Such product recalls and any potential product defects related thereto may also result in claims for personal injury. Although the Company maintains product liability insurance, due to the uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries, there can be no assurance that the product liability insurance maintained by the Company is or will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any covered loss. In addition, due to deductibles, self-retention levels and aggregate coverage amounts applicable under the Company's insurance policies, the Company will bear responsibility for a significant portion, if not all, of the defense costs (which include attorneys' fees and expenses incurred in the defense of any claim) and the related payments to satisfy any judgments associated with any claim asserted against the Company in excess of any applicable coverage. The successful assertion or settlement of an uninsured claim, the settlement of a significant number of insured claims or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. In addition, there can be no assurance that insurance will remain available, or if available, will not be prohibitively expensive.

ITEM 2.    PROPERTIES

The following chart sets forth all of the facilities leased by the Company and each distribution subsidiary:

                                                                           APPROXIMATE        DATE OF TERMINATION
           PURPOSE                          LOCATION                      SQUARE FOOTAGE            OF LEASE
-----------------------------------------------------------------------------------------------------------------
GT Corporate Headquarters, Assembly,
     Manufacturing, Research and Product
     Development, and Riteway West
      Distribution                          Santa Ana, California             355,000            January 31, 2007

GT Bicycles Research and Development
     and Manufacturing                      Longmont, Colorado*                 5,600                     Monthly

GT Bicycles Special Projects                Boulder, Colorado*                    350                     Monthly

GT Bicycles Administrative Office           Hasselt, Belgium                      250                     Monthly

Riteway Central Distribution                St. Louis, Missouri                86,500              April 30, 2001

Riteway Central Distribution                Jacksonville, Florida              40,000               July 31, 1999

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

Riteway France Distribution                 Nancy, France                      23,000              March 31, 2005

Caratti Distribution                        Bristol, United Kingdom            40,000               July 29, 1998

Caratti Distribution                        Bristol, United Kingdom             1,200                May 20, 2001

Caratti Distribution                        Cheltenham, United Kingdom          2,000               June 21, 1999

* The Company plans to consolidate its Colorado operations into a recently-constructed, Company-owned facility by May 1998. The facility consists of a 30,000 square-foot building on three acres of land in Longmont, Colorado. Because the facility is larger than needed for the current level of operations, the Company plans to sublease 15,000 square feet to an independent entity on a short-term basis.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II


ITEM 5.  MARKET VALUE OF THE REGISTRANT'S COMMON STOCK

The Company's Common Stock is traded on the over-the-counter market (The Nasdaq National Market) under the symbol GTBX. The following table sets forth, for the periods indicated, the range of high and low closing sales prices for the Company's Common Stock.

                                     HIGH                 LOW
                                   --------             --------
            Fiscal 1997:
            1st Quarter            $ 14.500             $  8.000
            2nd Quarter            $ 10.250             $  7.750
            3rd Quarter            $  8.625             $  7.375
            4th Quarter            $  8.000             $  5.656

            Fiscal 1996:
            1st Quarter            $ 10.875             $  7.750
            2nd Quarter            $ 16.375             $  9.375
            3rd Quarter            $ 15.750             $ 10.125
            4th Quarter            $ 14.375             $ 11.500

There were approximately 316 security holders of record as of March 17, 1998. The Company has not paid dividends and intends to retain earnings for use in the business for the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table contains certain selected consolidated financial data and is qualified by, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                                      THE
                                                                       THE COMPANY                                PREDECESSOR (1)
                                             -----------------------------------------------------------------     ---------
                                                                                                    NOVEMBER 12,  JANUARY 1,
                                            YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED      THROUGH       THROUGH
                                            DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  NOVEMBER 11,
                                               1997          1996          1995          1994          1993          1993
                                             ---------     ---------     ---------     ---------     ---------     ---------
                                                                   (in thousands, except per share data)
RESULTS OF OPERATIONS:
Net sales ...............................    $ 216,214     $ 208,351     $ 168,933     $ 145,749     $  20,498     $ 103,250
Cost of sales ...........................      156,349       149,147       124,524       107,690        17,061        78,165
                                             ---------     ---------     ---------     ---------     ---------     ---------
Gross profit ............................       59,865        59,204        44,409        38,059         3,437        25,085
Selling, general and administrative
   expenses .............................       48,083        38,450        28,429        25,962         3,491        17,427
Amortization of intangibles and deferred
   financing costs ......................        1,002           739         3,313         5,107           419            67
Nonrecurring charge .....................           --            --         4,708            --            --            --
                                             ---------     ---------     ---------     ---------     ---------     ---------
Operating income (loss) .................       10,780        20,015         7,959         6,990          (473)        7,591
Life insurance proceeds, net ............           --        (1,276)           --            --            --            --
Interest expense ........................        5,586         3,828         6,070         5,233           673         1,374
                                             ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) before taxes and
   extraordinary expense ................        5,194        17,463         1,889         1,757        (1,146)        6,217
Provision (benefit) for income taxes.....        2,044         5,887         1,027           875          (430)        2,532
                                             ---------     ---------     ---------     ---------     ---------     ---------
Income (loss) before extraordinary item .        3,150        11,576           862           882          (716)        3,685
Extraordinary loss from early
   extinguishment of item ...............                         --        (1,146)           --            --            --
                                             ---------     ---------     ---------     ---------     ---------     ---------
Net income (loss) .......................    $   3,150     $  11,576     $    (284)    $     882     $    (716)    $   3,685
                                             =========     =========     =========     =========     =========     =========

Earnings (Loss) per Share (2) (3):
   Basic:
   Income before extraordinary item .....    $     .32      $    1.18    $    0.12     $    0.13
   Extraordinary item ...................           --            --         (0.16)           --
                                             ---------      ---------    ---------     ---------
   Net income (loss) ....................    $     .32      $    1.18    $   (0.04)    $    0.13
                                             =========      =========    =========     =========

   Diluted:
   Income before extraordinary item .....          .32      $    1.17    $    0.12     $    0.12
   Extraordinary item ...................           --            --         (0.16)           --
                                             ---------      ---------    ---------     ---------
   Net income (loss) ....................         0.32      $    1.17    $   (0.04)    $    0.12
                                             =========      =========    =========     =========

                                                 DECEMBER 31,
                             ----------------------------------------------------
                               1997       1996       1995       1994       1993
                             --------   --------   --------   --------   --------
                                                (in thousands)
FINANCIAL POSITION:
Working capital ..........   $ 28,702   $107,392   $ 72,789   $ 50,526   $ 40,694
Total assets .............    176,281    156,181     96,693     86,252     77,689
Total debt and capital
   lease obligations......     98,190     78,676     40,429     67,368     60,543
Total stockholders' equity     61,403     59,153     46,712      6,780      5,898

----------
(1) Effective November 12, 1993, the Company acquired the Predecessor in a leveraged acquisition. The acquisition was accounted for as a purchase resulting in a new basis for the assets acquired.

(2) Earnings per share for the Company for the period November 12, 1993 through December 31, 1993 is not presented due to the non-comparable period presented. Earnings per share for the Predecessor for the period January 1, 1993 through November 11, 1993 is not presented due to the non-comparable capital structure.

(3) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which changes the presentation of earnings per share data. Prior year data has been restated to conform with the new standard. See Note 2 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis set forth below contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors, including but not limited to the following: cycles of dealer orders, general economic conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix of products ordered by independent bicycle dealers. See "Item 1. Business Certain Factors That May Affect the Company's Business and Future Results."

OVERVIEW

The Company's gross margins in any period are affected by factors, including but not limited to the type and mix of products sold and by the breakdown between domestic and international sales. Mountain bicycles, which represent the largest portion of the Company's net sales, are characterized generally by relatively lower gross margins than juvenile BMX bicycles and parts and accessories sold by the Company. Gross margins on sales to independent international distributors are generally lower than gross margins on sales through the Company's distribution network. However, the majority of independent international sales are shipped directly to distributors in containers from the Company's suppliers in Taiwan and the People's Republic of China and, therefore, the Company incurs significantly less distribution and other expenses with regard to such sales.

1997 RELOCATION OF THE COMPANY'S SOUTHERN CALIFORNIA FACILITIES. In May 1997, the Company consolidated its southern California manufacturing, distribution, administrative, and research and development facilities, which had previously been located in several buildings, to the present facility located on Dyer Road in Santa Ana, California. In connection with the relocation, the Company incurred aggregate expenses of approximately $1.0 million, including moving costs and the write-off of abandoned leasehold improvements at the former locations. This amount was charged to selling, general and administrative expenses during the first half of 1997.

1996 LIFE INSURANCE PROCEEDS, NET OF GUARANTEED SEVERANCE PAYMENTS. Included in net income for the year ended December 31, 1996, were net life insurance proceeds of approximately $1.3 million received by the Company following the death of its former President and Chief Executive Officer, Richard Long, in July 1996. The net proceeds consisted of a $2.0 million insurance settlement less guaranteed payments owed to Richard Long's family of approximately $0.7 million. See Note 14 of Notes to Consolidated Financial Statements.

1995 NONRECURRING CHARGE AND EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT. Concurrent with closing of the Company's initial public offering ("IPO") on October 18, 1995, certain covenants not to compete from the 1993 reorganization were terminated resulting in a nonrecurring charge of approximately $4.7 million. The Company also used approximately $37.0 million of the proceeds from the IPO to retire debt which resulted in the accelerated amortization of related deferred financing costs and a debenture discount totaling approximately $1.1 million, net of taxes. This item has been accounted for as an extraordinary loss from early extinguishment of debt in the 1995 Consolidated Financial Statements. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of operations data as a percentage of net sales, for the periods indicated:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                           1997     1996      1995
                                                           -----    -----     -----
Net sales ..............................................   100.0%   100.0%    100.0%
Cost of sales ..........................................    72.3     71.6      73.7
                                                           -----    -----     -----
Gross profit ...........................................    27.7     28.4      26.3
Selling, general and administrative expenses ...........    22.2     18.4      16.8
Amortization of intangibles and deferred financing costs     0.5      0.4       2.0
Nonrecurring charge ....................................      --       --       2.8
                                                           -----    -----     -----
Operating income .......................................     5.0      9.6       4.7
Life insurance proceeds, net ...........................      --     (0.6)       --
Interest expense .......................................     2.6      1.8       3.6
                                                           -----    -----     -----
Income before taxes and extraordinary item .............     2.4      8.4       1.1
Provision for income taxes .............................     0.9      2.8       0.6
                                                           -----    -----     -----
Income before extraordinary item .......................     1.5      5.6       0.5
Extraordinary loss from early extinguishment of debt ...      --       --       0.7
                                                           -----    -----     -----
Net income (loss) ......................................     1.5%     5.6%     (0.2)%
                                                           =====    =====     =====

COMPARISON OF 1997 TO 1996

Net Sales. Net sales for 1997 increased by $7.9 million, or 3.8%, to $216.2 million. The increase was attributable to a $10.3 million increase in foreign sales, offset by a $2.4 million decrease in domestic sales. The increase in foreign sales was comprised of a $6.2 million increase in sales of bicycles and a $4.1 million increase in sales of parts and accessories, and primarily resulted from the addition and growth of the Company's subsidiaries in the United Kingdom, France, Japan and Canada, which were purchased or formed during 1996 and 1997. The decrease in domestic sales was comprised of a $1.8 million decrease in sales of bicycles and a $0.6 million decrease in sales of parts and accessories. The decrease in bicycle sales was due to lower sales of adult mountain bicycles, partially offset by higher sales of juvenile bicycles and specialty bicycles (including the Company's new lines of cruiser, Harley-Davidson and Charger electric-assist bicycles).

Gross Profit. Gross profit, as a percentage of net sales, was 27.7% in 1997 and 28.4% in 1996. This decrease was primarily attributable to manufacturing inefficiencies incurred during and following the relocation of the Company's Santa Ana facility.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9.6 million, or 25.1% and represented 22.2% of sales in 1997 versus 18.4% of sales in 1996. This increase was primarily due to the increased selling, marketing and administrative expenses associated with the new Company-owned distributors in the United Kingdom, France, Japan and Canada. The remainder of the increase was principally related to: higher selling and marketing expenses incurred to promote brand equity, higher product development expenses, and the cost of relocating the Company's southern California facilities, as discussed above.

Amortization of Intangibles and Deferred Financing Costs. Amortization of intangibles increased by $0.3 million in 1997, principally due to the inclusion of a full year's amortization of the goodwill resulting from the 1996 acquisition of Caratti and Riteway France.

Life Insurance Proceeds, net. Included in 1996 net income were net life insurance proceeds of $1.3 million that the Company received following the death of its former President and Chief Executive Officer, as discussed above. There was no such item in 1997.

Interest Expense. Interest expense in 1997 increased by $1.8 million, or 45.9%. The increase was principally related to the higher level of average borrowings needed to fund the Company's 1996 acquisition of Caratti and Riteway France, support the growth of the Company's foreign operations, and fund capital expenditures. In addition, the Company incurred a higher average interest rate on its bank credit facility during 1997.

Provision for Income Taxes. The Company's effective tax rate was 39.4% in 1997 as compared to 33.7% in 1996. The 5.7% increase principally relates to a 3.9% benefit received during 1996 in connection with the non-taxable life insurance proceeds discussed above. The remaining 1.8% increase arose primarily due to the effect of non-deductible goodwill amortization being absorbed over lower pretax income in 1997.

COMPARISON OF 1996 TO 1995

Net Sales. Net sales for 1996 increased by $39.4 million, or 23.3%, to $208.4 million. The increase in net sales was attributable to a $5.8 million and $17.9 million increase in domestic and foreign sales of bicycles, respectively, and a $8.6 million and $7.1 million increase in domestic and foreign sales of parts and accessories, respectively. The increase in domestic net sales was primarily attributable to a general increase in the demand for the Company's juvenile bicycles, parts and accessories. The increase in foreign net sales was primarily attributable to the inclusion of the Company's new distributors in Japan, France and the United Kingdom in its results of operations as well as a general increase in sales to independent international distributors.

Gross Profit. Gross profit, as a percentage of net sales, was 28.4% in 1996 and 26.3% in 1995. This increase was attributable to a change in product mix, which included an increase in sales of higher margin juvenile bicycles and parts and accessories, coupled with higher gross profit margins in all bicycle product categories which were the result of improved manufacturing efficiencies and sourcing.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1996 increased by $10.0 million, or 35.2%, and increased as a percentage of net sales from 16.8% to 18.4%. This increase was primarily due to increased administrative costs as a result of the addition of the new foreign distributors in Japan, France and the United Kingdom, the inclusion of a full year of administrative costs for Riteway North Central, Inc., which was purchased in July 1995, and additional personnel costs and associated overhead required to support the increased revenues of the Company.

Amortization of Intangibles and Deferred Financing Costs. Amortization of intangibles and deferred financing costs decreased by $2.6 million in 1996 and decreased as a percentage of net sales from 2.0% to 0.4%. The decrease was primarily attributable to the termination of certain covenants not to compete and the accelerated amortization of related deferred financing costs in connection with the Company's IPO in October 1995, as discussed above. This decrease was partially offset by the increased amortization of goodwill from the acquisition of Caratti in July 1996.

Nonrecurring Charge. The nonrecurring charge in 1995 represents a charge taken by the Company in October 1995 for the termination of certain covenants not to compete, as discussed above. There was no such charge in 1996.

Life Insurance Proceeds, net. Included in the net income for 1996 were net life insurance proceeds of $1.3 million that the Company received following the death of its former President and Chief Executive Officer, as discussed above. There was no such item in 1995.

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

Provision for Income Taxes. The Company's effective tax rate was 33.7% in 1996 as compared to 54.4% in 1995. The Company's effective tax rate in 1996 has been affected by the non-deductibility of the amortization of goodwill and the non-taxable life insurance proceeds received. The Company's effective tax rate in 1995 has been affected by the non-deductibility of the amortization of goodwill and the tax effect of the extraordinary loss from early extinguishment of debt.

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

                                                                       QUARTER ENDED
                              -----------------------------------------------------------------------------------------------------
                               MAR. 31,     JUNE 30,     SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,     SEPT. 30,    DEC. 31,
                                 1996         1996         1996         1996         1997         1997         1997         1997
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:
Net sales ..................  $   48,850   $   44,114   $   52,435   $   62,952   $   51,170   $   50,769   $   56,444   $   57,831
Cost of sales ..............      36,310       30,921       37,041       44,875       37,395       36,972       40,525       41,457
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross profit ...............      12,540       13,193       15,394       18,077       13,775       13,797       15,919       16,374
Selling, general and
   administrative expenses .       7,992        8,644       10,645       11,169       10,762       11,684       13,168       12,469
Amortization of intangibles
   and deferred financing
   costs ...................         135          136          243          225          233          264          260          245
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating income ...........       4,413        4,413        4,506        6,683        2,780        1,849        2,491        3,660
Life insurance proceeds, net          --           --       (1,276)          --           --           --                        --
Interest expense ...........         730          737        1,047        1,314        1,386        1,405        1,352        1,443
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes ........       3,683        3,676        4,735        5,369        1,394          444        1,139        2,217
Provision for income taxes .       1,473        1,471        1,095        1,848          578          160          461          845
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net income .................  $    2,210   $    2,205   $    3,640   $    3,521   $      816   $      284   $      678   $    1,372
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Earnings per share:
Basic ......................  $      .23   $      .23   $      .37   $      .36   $      .07   $      .04   $      .07   $      .14
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Diluted ....................  $      .22   $      .22   $      .37   $      .35   $      .07   $      .04   $      .07   $      .14
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


PERCENTAGE OF NET SALES:
Net sales ..................       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%       100.0%
Cost of sales ..............        74.3         70.1         70.6         71.3         73.1         72.8         71.8         71.7
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Gross profit ...............        25.7         29.9         29.4         28.7         26.9         27.2         28.2         28.3
Selling, general and
   administrative expenses .        16.4         19.6         20.3         17.7         21.0         23.0         23.3         21.6
Amortization of intangibles
   and deferred financing
   costs ...................         0.3          0.3          0.5          0.4          0.5          0.5          0.5          0.4
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Operating income ...........         9.0         10.0          8.6         10.6          5.4          3.7          4.4          6.3
Life insurance proceeds, net          --           --         (2.4)          --           --           --           --           --
Interest expense ...........         1.5          1.7          2.0          2.1          2.7          2.8          2.4          2.5
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Income before taxes ........         7.5          8.3          9.0          8.5          2.7          0.9          2.0          3.8
Provision for income taxes .         3.0          3.3          2.1          2.9          1.1          0.3          0.8          1.4
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net income .................         4.5%         5.0%         6.9%         5.6%         1.6%         0.6%         1.2%         2.4%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

Operating results fluctuate on a quarterly basis due to a variety of factors, including the cycles of dealer orders, shipment of products from foreign suppliers, the number and timing of new product introductions, the timing of operating and advertising expenditures and changes in the mix of products ordered by dealers. Typically, the Company's operating expenses are higher in the third quarter primarily due to annual introductions of new bicycle models and participation in annual industry trade shows. In addition, the Company's business has seasonal elements based upon bicycle model years, weather, the year-end shopping season and other factors. The Company believes that factors such as fluctuations in the quarterly operating results could cause the price of the common stock to fluctuate substantially. See "Business - Certain Factors That May Affect the Company's Business and Future Results."

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

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operating cash needs primarily from bank and vendor credit and cash generated from operations. In November 1995, the Company entered into a domestic credit agreement, as most-recently amended in March 1998, with a bank that provides for a domestic revolving credit facility and a domestic term loan. The Company also entered into separate credit agreements with the same bank to provide separate revolving credit facilities to Riteway Japan, Riteway France and Caratti. These credit agreements expire on June 30, 1998. The Company is currently in negotiations with the bank and other potential lenders to obtain a longer-term financing structure or secure replacement financing.

The credit agreements require the Company to maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments. As of December 31, 1997, the Company was in violation of certain financial covenants, for which the bank has issued a waiver. In addition, the credit agreement was amended in October 1997 to require the Company to obtain $30,000,000 of unsecured financing by February 28, 1998; however, such requirement was waived in January 1998.

The total amount of credit available under the domestic revolving credit facility for advances and letters of credit is limited to the lesser of (a) $80.0 million through April 30, 1998 and $60.0 million thereafter or (b) the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement, plus an additional $15.0 million available through April 30, 1998. The borrowing base is reduced each month by $3.0 million and $3.5 million for Riteway Japan and Riteway France, respectively, which represents the credit facilities extended by the bank to these locations. At December 31, 1997, the Company had $65.5 million outstanding under the domestic revolving credit facility, which incurs interest at the either the bank's Reference Rate, LIBOR, or Offshore rate plus an applicable margin (as defined by the agreement). See Note 6 of Notes to Consolidated Financial Statements.

The domestic term loan obtained in August 1996 of $17.0 million is payable in equal quarterly installments of $1.1 million and matures on the earlier of September 2000 or the expiration of the domestic revolving credit facility. The domestic term loan was made up of two disbursements: (1) $14.0 million for the purchase of Caratti, and (2) $3.0 million for the repayment of Caratti's prior bank debt. At December 31, 1997, the Company had $11.7 million in principal outstanding under the domestic term loan which incurs interest at the bank's Reference Rate (as defined by the agreement) or other miscellaneous rates. See
Note 6 of Notes to Consolidated Financial Statements.

The Riteway Japan credit facility consists of a $3.0 million revolving credit facility with interest on borrowings payable monthly at the bank's base rate plus the applicable margin. The Riteway France credit facility consists of a $3.5 million revolving credit facility with interest on borrowings payable monthly at the bank's base rate plus the applicable margin. The Caratti credit facility consists of a multicurrency revolving credit facility, a multicurrency overdraft facility and a multicurrency facility for the issuance of irrevocable commercial letters of credit in an aggregate amount equal to the lesser of $10.0 million (or its equivalent from time to time in optional currencies, as defined by the agreement) or Caratti's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under the irrevocable commercial letters of credit is $1.5 million (or its equivalent from time to time in optional currencies, as defined by the agreement). The overdraft facility is repayable on demand by the bank. Interest on borrowings under the multicurrency revolving credit facility is payable monthly at the sum of the MLA Cost (as defined by the agreement), the applicable margin, and LIBOR (as defined by the agreement). Interest on the multicurrency overdraft facility is payable monthly at the bank's prevailing base rate plus the applicable margin. At December 31, 1997, the amounts outstanding on the Riteway Japan, Riteway France and Caratti facilities were $1.8 million, $3.3 million and $10.1 million, respectively. See Note 6 of Notes to Consolidated Financial Statements.

The Company obtained additional long-term financing in September 1997 through an Industrial Development Bond program sponsored by the state of California. The $5.0 million borrowing, plus interest at 5.87% per annum, is payable in monthly installments of $65,000 through October 2005. The proceeds of the borrowing must be used for capital expenditures at the Company's Santa Ana facility. Unused funds are held in an interest-bearing trust account at a bank. At December 31, 1997, approximately $1.5 million had been disbursed for capital expenditures and $3.5 million remained available for future disbursements.

The Company's operating activities used cash of $5.3 million in 1997, $14.5 million in 1996 and $8.8 million in 1995. The lower cash outflow in 1997 resulted principally from a smaller increase in trade receivables and inventory than had occurred in the prior two years, when the Company was experiencing a more rapid expansion of its business. As is normal industry practice, the Company maintains relatively high levels of receivables during the winter months in connection with its credit policies. In addition, the Company's inventory levels have increased over the past several years as the international subsidiaries have expanded and the domestic product line has broadened.

The Company's investing activities used cash of $13.6 million in 1997, $17.7 million in 1996 and $4.0 million in 1995. Investing activities were primarily comprised of capital expenditures at the Company's new Santa Ana facility and a new research and manufacturing facility in Colorado, along with $3.6 million of cash held in trust for future capital expenditures at the Santa Ana facility. In 1996, investment activities were primarily comprised of the acquisition of Caratti and Riteway France. The Company's financing activities resulted in net cash inflows of $19.5 million in 1997, $32.1 million in 1996 and $12.7 million in 1995. Additional bank borrowings provided the majority of the financing in 1997 and 1996, while the Company's IPO provided the principal financing in 1995.

The Company anticipates that it will continue to rely on bank and vendor credit and cash generated from operations in order to finance inventory and accounts receivable. The Company further anticipates that it will be required to seek a continuation of the $80.0 million of availability under its revolving credit facility from its senior secured lender, which is scheduled to be reduced from $80.0 million to $60.0 million on May 1, 1998. The Company is in the process of seeking a longer-term financing structure with its existing senior secured lender and additional and/or replacement financing from other lenders. While the Company is negotiating with its bank and other potential lenders, there can be no assurance that the Company will be able to obtain a continuation of the $80.0 million of availability under its revolving credit facility or any other such financing on similar or acceptable terms, if at all. The Company anticipates that its average cost of borrowing will be higher in 1998 than it was in 1997. The failure to obtain any such continuation or any such financing would have a material adverse effect on the Company's business, results of operations, financial condition and liquidity. Assuming that the Company is able to obtain such financing, the Company believes that cash from operations, its bank and vendor credit and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements through the next 12 months. See "Business - Certain Factors That May Affect the Company's Business and Future Results - Substantial Leverage; Liquidity".

NEW ACCOUNTING PRONOUNCEMENTS

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement replaces the previously-reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is very similar to the previously-reported primary earnings per share in that it includes the effect of the additional common shares which would have been outstanding if dilutive stock options had been exercised. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

YEAR 2000 COMPLIANCE

The Company has performed a preliminary examination of its major software applications to determine whether each system is prepared to accommodate the year 2000. This examination included a review of program code which is maintained by the Company as well as obtaining confirmation from outside software vendors that their products are year 2000 compliant. The Company believes that, based on its current examination, the year 2000 will not have a material adverse impact on the Company's operations and that the costs to accommodate the year 2000 will not be material. However, there can be no assurance that software incompatibility with the year 2000 on the part of the Company or any of its significant suppliers will not cause an interruption of operations or other limitations of system functionality, or that the Company will not incur substantial costs to avoid such occurrences. By the end of 1998, the Company plans to complete an extensive assessment of the readiness of its software applications with respect to year 2000 issues and any related accommodation costs.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required hereunder is incorporated by reference from the sections entitled "Nominees" and "Other Executive Officers" of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections entitled "Executive Compensation" of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required hereunder is incorporated by reference from the sections entitled "Security Ownership of Management and Certain Beneficial Owners" of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required hereunder is incorporated by reference from the sections entitled "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement filed in connection with its 1998 Annual Meeting of Stockholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         Index to Financial Statements                                            Page No.
         Independent Auditors' Report...........................................    F-1
         Consolidated Balance Sheets............................................    F-2
         Consolidated Statements of Operations..................................    F-3
         Consolidated Statements of Stockholders' Equity........................    F-4
         Consolidated Statements of Cash Flows..................................    F-5
         Notes to Consolidated Financial Statements.............................    F-6

(a)(2)   Financial Statement Schedules

         Index to Financial Statement Schedules                                   Page No.
         Independent Auditors' Report on Financial Statement Schedule...........    F-22
         Schedule II - Valuation and Qualifying Accounts........................    F-23

         All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

(a)(3)   Exhibits

         Index to Exhibits

Exhibit No.       Description                                                               Location
-----------       -----------                                                               --------
   3.4            Amended and Restated Certificate of Incorporation                            (1)

   3.6            Restated Bylaws of the Company                                               (1)

   3.7            Specimen Certificate of Common Stock.                                        (1)

   10.1           Form of Indemnification Agreement between the officers and                   (1)
                  directors and the Company.

   10.2           Sponsorship Agreement between the U.S. Cycling Federation and GT             (1)
                  Bicycles, California, Inc. (the "Predecessor"), dated January
                  19, 1993.

   10.3           Employment Agreement between the Predecessor and Michael Haynes,             (1)
                  dated September 27, 1993.

   10.4           Employment Agreement between the Predecessor and William                     (1)
                  Duehring, dated September 27, 1993.

   10.5           Employment Agreement between the Predecessor and William                     (1)
                  Galloway, dated September 27, 1993.

   10.7           Employment Agreement between the Predecessor and Gary Turner,                (1)
                  dated September 27, 1993.

   10.15          Amendment and Restatement of Stockholders Agreement among the                (1)
                  Company, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B,
                  L.P., BCIP Associates, BCIP Trust Associates, L.P., Jackson
                  National Life Insurance Company, Richard W. Long, Gary Turner,
                  Michael Haynes, William Galloway and William Duehring, dated
                  November 12, 1993 and Amendment thereto dated September 28, 1995.

   10.18          Standard Industrial/Commercial Single-Tenant Lease between The               (1)
                  Equitable Life Assurance Society of the United States and the
                  Predecessor for the property located at 3100 West Segerstrom
                  Avenue, Santa Ana, California, dated June 3, 1993.

   10.19          Lease by and between Parkway Associates, L.P., a Wisconsin                   (1)
                  limited partnership, and Riteway North, for the property located at 2932 Behrens Parkway, Sheboygan, Wisconsin, dated July 10,
                  1995.

   10.20          Standard Industrial/Commercial Multi-Tenant Lease between                    (1)
                  Gates-Warner and the Company, for the property located at 1303
                  East Warner Avenue, Santa Ana, California, dated May 30, 1995.

   10.21          Standard Industrial/Commercial Multi-Tenant Lease between Yale               (1)
                  Street Associates and the Predecessor for the property located at 2330 South Yale Street, Santa Ana, California, dated October
                  14, 1994.

   10.24          Lease Agreement by and between Herbert O. Jones and Virginia F.              (1)
                  Jones and the Predecessor for the property located at 711 1st
                  Avenue, Longmont, Colorado, dated September 1, 1992.

   10.27          Incentive Stock Option, Nonqualified Stock Option and Restricted             (1)
                  Stock Purchase Plan 1993.

   10.28          Form of Incentive Option Agreement.                                          (1)

   10.29          GT Bicycles, Inc. Profit Sharing Plan (Amended and Restated),                (1)
                  dated January 1, 1989.

   10.30          First Amendment to GT Bicycles, Inc. Profit Sharing Plan, dated              (1)
                  January 1, 1989.

   10.31          Termination Agreement between Richard W. Long, Gary Turner,                  (1)
                  Michael Haynes, William Galloway and William Duehring and the
                  Company, dated August 11, 1995.

   10.32          Distributorship Agreement for Shimano Standard Bicycle                       (1)
                  Components, Shimano XTR(R) and Dura-Ace(R) Bicycle Components by
                  and between Shimano Inc. and Riteway Products dated July 1, 1995.

   10.33          GT Bicycles, Inc. 1995 Employee Stock Purchase Plan.                         (1)

   10.40          Lease Agreement between 25 Dewberry Lane, Inc. and the Company               (1)
                  for the property located at 25 Dewberry Lane, Cheektowaga, New
                  York, dated November 7, 1995.

   10.41          Lease Agreement by and between Stone Mountain Industrial Park,               (2)
                  Inc. and GT Bicycles, Inc. for property located at 8291 Forshee
                  Drive, Westside Industrial Park, Jacksonville, Florida, dated
                  May 2, 1996.

   10.42          Second Amended and Restated Credit Agreement (Receivables and                (3)
                  Inventory) among the Company, GT Bicycles California, Inc.,
                  Riteway Products East, Inc., Riteway Products North Central,
                  Inc., Riteway Distributors Central, Inc., Riteway Distributors,
                  Inc. and Bank of America, N.T. and S.A., dated August 12, 1996.

   10.43          Agreement for the sale and purchase of the whole of the issued               (4)
                  share capital of Caratti Sport Limited, dated July 3, 1996, between the Company and Mark Brinley Aldo Edwards, Sarah Edwards
                  and Philip Brinley Antonio Edwards.

   10.44          Amendment No. 1 to Employment Agreement between the Company and              (5)
                  Michael Haynes, dated November 12, 1996.

   10.45          Amendment No. 1 to Employment Agreement between the Company and              (5)
                  William Duehring, dated November 12, 1996.

   10.46          Employment Agreement between the Company and Robert C. Ippolito,             (5)
                  dated June 10, 1996.

   10.47          Employment Agreement between the Company and Charles Cimitile,               (5)
                  dated November 7, 1996.

   10.48          Fourth Amendment to Second Amended and Restated Credit Agreement             (6)
                  (Receivables and Inventory) among the Company, GT Bicycles
                  California, Inc., Riteway Products East, Inc., Riteway Products
                  North Central, Inc., Riteway Distributors Central, Inc., Riteway
                  Distributors, Inc. and Bank of America, N.T. and S.A., dated
                  February 13, 1997.

   10.49          Lease agreement by and between Zeno Table Company and GT Bicycles,           (6)
                  Inc. for property located at 2001 East Dyer Road, Santa Ana,
                  California, dated January 3, 1997.

   10.50          Fifth Amendment to Second Amended and Restated Credit Agreement              (7)
                  (Receivables and Inventory) among the Company, GT Bicycles
                  California, Inc., Riteway Products East, Inc., Riteway Products
                  North Central, Inc., Riteway Distributors Central, Inc., Riteway
                  Distributors, Inc. and Bank of America, N.T. and S.A., dated
                  March 14, 1997.

   10.51          Sixth Amendment to Second Amended and Restated Credit Agreement              (8)
                  (Receivables and Inventory) among the Company, GT Bicycles
                  California, Inc., Riteway Products East, Inc., Riteway Products
                  North Central, Inc., Riteway Distributors Central, Inc., Riteway
                  Distributors, Inc. and Bank of America, N.T. and S.A., dated
                  August 15, 1997.

   10.52          Seventh Amendment to Second Amended and Restated Credit Agreement            (8)
                  (Receivables and Inventory) among the Company, GT Bicycles California,
                  Inc., Riteway Products East, Inc., Riteway Products North Central,
                  Inc., Riteway Distributors Central, Inc., Riteway Distributors, Inc.
                  and Bank of America, N.T. and S.A., dated September 11, 1997.

   10.53          Eighth Amendment to Second Amended and Restated Credit Agreement             (8)
                  (Receivables and Inventory) among the Company, GT Bicycles
                  California, Inc., Riteway Products East, Inc., Riteway Products
                  North Central, Inc., Riteway Distributors Central, Inc., Riteway
                  Distributors, Inc. and Bank of America, N.T. and S.A., dated October
                  23, 1997.

   10.54          Ninth Amendment to Second Amended and Restated Credit Agreement              *
                  (Receivables and Inventory); Waiver among the Company, GT Bicycles
                  California, Inc., Riteway Products East, Inc., Riteway Products
                  North Central, Inc., Riteway Distributors Central, Inc., Riteway
                  Distributors, Inc. and Bank of America, N.T. and S.A., dated
                  November 18, 1997.

   10.55          Loan Agreement Among GE Capital Public Finance, Inc., as Lender,             *
                  California Economic Development Financing Authority, as Issuer, and
                  GT Bicycles, Inc. as Borrower, dated as of September 1, 1997.

   10.56          Tenth Amendment to Second Amended and Restated Credit Agreement              *
                  (Receivables and Inventory) among the Company, GT Bicycles California,
                  Inc., Riteway Products East, Inc., Riteway Products North Central,
                  Inc., Riteway Distributors Central, Inc., Riteway Distributors, Inc.
                  and Bank of America, N.T. and S.A., dated February 4, 1998.

   10.57          Eleventh Amendment to Second Amended and Restated Credit Agreement           *
                  (Receivables and Inventory); Waiver among the Company, GT Bicycles
                  California, Inc., Riteway Products East, Inc., Riteway Products North
                  Central, Inc., Riteway Distributors Central, Inc., Riteway Distributors,
                  Inc. and Bank of America N.T. and S.A., dated February 27, 1998.

   10.58          Twelfth Amendment to Second Amended and Restated Credit Agreement            *
                  (Receivables and Inventory) among the Company, GT Bicycles California,
                  Inc., Riteway Products East, Inc., Riteway Products North Central, Inc.,
                  Riteway Distributors Central, Inc., Riteway Distributors, Inc., and Bank
                  of America, N.T. and S.A., dated March 26, 1998.

   21.1           Subsidiaries of the Registrant.                                              *

   23.1           Consent of KPMG Peat Marwick LLP.                                            *

   24.1           Power of Attorney (included on the Signature Page of this Annual
                  Report on Form 10K).

   27.1           Amended and Restated Financial Data Schedules - 1996                         *

   27.2           Financial Data Schedule                                                      *


        Executive Compensation Plans and Arrangements

Exhibit No.       Description                                                               Location
-----------       -----------                                                               --------
   10.1           Form of Indemnification Agreement between the officers and                   (1)
                  directors and the Company.

   10.3           Employment Agreement between the Predecessor and Michael Haynes,             (1)
                  dated September 27, 1993.

   10.4           Employment Agreement between the Predecessor and William                     (1)
                  Duehring, dated September 27, 1993.

   10.5           Employment Agreement between the Predecessor and William                     (1)
                  Galloway, dated September 27, 1993.

   10.7           Employment Agreement between the Predecessor and Gary Turner,                (1)
                  dated September 27, 1993.

   10.27          Incentive Stock Option, Nonqualified Stock Option and Restricted             (1)
                  Stock Purchase Plan 1993.

   10.28          Form of Incentive Option Agreement.                                          (1)

   10.29          GT Bicycles, Inc. Profit Sharing Plan (Amended and Restated),                (1)
                  dated January 1, 1989.

   10.30          First Amendment to GT Bicycles, Inc. Profit Sharing Plan, dated              (1)
                  January 1, 1989.

   10.33          GT Bicycles, Inc. 1995 Employee Stock Purchase Plan.                         (1)

   10.44          Amendment No. 1 to Employment Agreement between the Company and              (5)
                  Michael Haynes, dated November 12, 1996.

   10.45          Amendment No. 1 to Employment Agreement between the Company and              (5)
                  William Duehring, dated November 12, 1996.

   10.46          Employment Agreement between the Company and Robert C. Ippolito,             (5)
                  dated June 10, 1996.

   10.47          Employment Agreement between the Company and Charles Cimitile,               (5)
                  dated November 7, 1996.

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

      (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

      (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

      (4) Incorporated by reference to the Company's Current Report on Form 8-K dated July 3, 1996.

      (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

      (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

      (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.



(b)   Reports on Form 8-K

      During the second quarter of 1997, the Company filed a Form 8-K, dated April 3, 1997, regarding the Company not meeting analysts' estimates for sales and net income for the quarter ended March 31, 1997.

This Form 10-K includes references to registered trademarks and brand names of the Company and of manufacturers whose products are sold by the Company. The Company's principal trademarks and brand names include GT(R), GT Bicycles(R), GT all terra(R), Dyno(R), Powerlite(R), Auburn(R), Robinson(R), Crestline(R), Cycle Design(R), GT Triple Triangle Design(R), Groove Tube(R) and Spin(R).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Santa Ana, State of California, on April 6, 1998.

                                    GT BICYCLES,  INC.


                                    By: /s/ Michael C. Haynes
                                        ----------------------------------
                                        Michael C. Haynes
                                        President, Chief Executive Officer
                                        and Director


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


/s/ Michael C. Haynes      President, Chief Executive Officer    April 6, 1998
-----------------------
Michael C. Haynes          and Director
                           (Principal Executive Officer)

/s/ Charles Cimitile       Vice President, Finance and           April 6, 1998
-----------------------
Charles Cimitile           Chief Financial Officer
                           (Principal Financial and Principal
                           Accounting Officer)

/s/ William K. Duehring    Chief Operating Officer and           April 6, 1998
-----------------------
William K. Duehring        Director

/s/ Robert C. Gay          Director                              April 6, 1998
-----------------------
Robert C. Gay

/s/ Joseph J. Pretlow      Director                              April 6, 1998
-----------------------
Joseph J. Pretlow

/s/ Geoffrey S. Rehnert    Director                              April 6, 1998
-----------------------
Geoffrey S. Rehnert

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
GT Bicycles, Inc.:

We have audited the consolidated balance sheets of GT Bicycles, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GT Bicycles, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                    KPMG PEAT MARWICK LLP


Orange County, California
February 25, 1998

                       GT BICYCLES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                               -------------------------------
ASSETS (NOTE 6)                                                                     1997              1996
                                                                               -------------     -------------
Current assets:
       Cash and cash equivalents                                               $     588,000     $          --
       Trade accounts receivable, net of allowances of $2,334,000 and
           $1,634,000 at December 31, 1997 and 1996, respectively                 52,418,000        51,843,000
       Inventories (note 3)                                                       80,985,000        74,328,000
       Prepaid expenses and other current assets                                   3,098,000         1,980,000
       Deferred income taxes (note 8)                                              1,646,000         1,915,000
                                                                               -------------     -------------
              Total current assets                                               138,735,000       130,066,000

Property, plant and equipment, net (notes 4 and 9)                                12,833,000         5,023,000
Goodwill and other intangibles, net (notes 2, 5 and 11)                           19,920,000        19,388,000
Other assets (note 11)                                                             1,161,000         1,704,000
Restricted cash (note 6)                                                           3,607,000                --
Deferred income taxes (note 8)                                                        25,000                --
                                                                               -------------     -------------
                                                                               $ 176,281,000     $ 156,181,000
                                                                               =============     =============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt (note 6)                              $  92,883,000     $   4,250,000
       Current portion of capital lease obligations (note 9)                         462,000           376,000
       Accounts payable                                                           11,915,000        12,468,000
       Accrued liabilities                                                         4,310,000         4,519,000
       Income taxes payable                                                          463,000         1,061,000
                                                                               -------------     -------------
           Total current liabilities                                             110,033,000        22,674,000
       Long-term debt, net of current portion (note 6)                             4,438,000        73,421,000
       Capital lease obligations, net of current portion (note 9)                    407,000           629,000
       Deferred income taxes (note 8)                                                     --            92,000
       Other liabilities                                                                  --           212,000
                                                                               -------------     -------------
           Total liabilities                                                     114,878,000        97,028,000
                                                                               -------------     -------------

Stockholders' equity (notes 6 and 7):
       Preferred stock, $0.001 par value, 5,000,000 shares authorized, none
           issued                                                                         --                --
       Common stock, $0.001 par value, 20,000,000 shares authorized,
           9,821,000 and 9,781,000 shares issued and outstanding
           at December 31, 1997 and 1996, respectively                                10,000            10,000
       Additional paid-in-capital                                                 47,182,000        46,916,000
       Retained earnings                                                          14,608,000        11,458,000
       Foreign currency translation adjustment                                      (397,000)          769,000
                                                                               -------------     -------------
           Total stockholders' equity                                             61,403,000        59,153,000

Commitments and contingencies (note 9)
                                                                               -------------     -------------
                                                                               $ 176,281,000     $ 156,181,000
                                                                               =============     =============

         See accompanying notes to be consolidated financial statements.

                       GT BICYCLES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                  1997             1996              1995
                                                             -------------    -------------     -------------
Net sales                                                    $ 216,214,000    $ 208,351,000     $ 168,933,000
Cost of sales                                                  156,349,000      149,147,000       124,524,000
                                                             -------------    -------------     -------------

          Gross profit                                          59,865,000       59,204,000        44,409,000

Selling, general and administrative expenses                    48,083,000       38,450,000        28,429,000
Amortization of intangibles and deferred financing costs         1,002,000          739,000         3,313,000
Nonrecurring charge (note 13)                                           --               --         4,708,000
                                                             -------------    -------------     -------------

Operating income                                                10,780,000       20,015,000         7,959,000

Life insurance proceeds, net of guaranteed severance
     payments of $724,000 (note 14)                                     --       (1,276,000)               --
Interest expense (note 6)                                        5,586,000        3,828,000         6,070,000
                                                             -------------    -------------     -------------

Income before taxes and extraordinary item                       5,194,000       17,463,000         1,889,000

Provision for income taxes (note 8)                              2,044,000        5,887,000         1,027,000
                                                             -------------    -------------     -------------

Income before extraordinary item                                 3,150,000       11,576,000           862,000

Extraordinary loss from early extinguishment of
     debt, net of income tax benefit of $978,000 (note 6)               --               --        (1,146,000)
                                                             -------------    -------------     -------------

Net income (loss)                                            $   3,150,000    $  11,576,000     $    (284,000)
                                                             =============    =============     =============

Earnings (loss) per share:
          Basic:
          Income before extraordinary item                   $        0.32    $        1.18     $        0.12
          Extraordinary item                                            --               --             (0.16)
                                                             -------------    -------------     -------------
          Net income (loss)                                  $        0.32    $        1.18     $       (0.04)
                                                             =============    =============     =============

          Diluted:
          Income before extraordinary item                   $        0.32    $        1.17     $        0.12
          Extraordinary item                                            --               --             (0.16)
                                                             -------------    -------------     -------------
          Net income (loss)                                  $        0.32    $        1.17     $       (0.04)
                                                             =============    =============     =============


Weighted average common and common equivalent shares:
          Basic                                                  9,804,000        9,772,000         7,256,000
                                                             =============    =============     =============
          Diluted                                                9,918,000        9,932,000         7,403,000
                                                             =============    =============     =============

         See accompanying notes to be consolidated financial statements.

                       GT BICYCLES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    RETAINED       FOREIGN
                                                 COMMON STOCK       ADDITIONAL      EARNINGS       CURRENCY         TOTAL
                                            ---------------------     PAID-IN     (ACCUMULATED    TRANSLATION    STOCKHOLDERS'
                                              SHARES      AMOUNT      CAPITAL       DEFICIT)      ADJUSTMENT        EQUITY
                                            ----------    -------   -----------   ------------    -----------    ------------
Balance, December 31, 1994                   6,600,000    $ 7,000   $ 6,607,000   $    166,000    $        --    $  6,780,000

Cancellation of shares (note 7)               (277,000)        --            --             --             --              --
Exercise of warrants (note 7)                  292,000         --            --             --             --              --
Issuance of common stock, net of offering
     costs                                   3,150,000      3,000    40,213,000             --             --      40,216,000
     (note 7)
Net loss                                            --         --            --       (284,000)            --        (284,000)
                                            ----------    -------   -----------   ------------    -----------    ------------

Balance, December 31, 1995                   9,765,000     10,000    46,820,000       (118,000)            --      46,712,000

Exercise of options (note 7)                    11,000         --        34,000             --             --          34,000
Issuance of common stock for employee
     stock purchase plan (note 7)                5,000         --        62,000             --             --          62,000
Net income                                          --         --            --     11,576,000             --      11,576,000
Foreign currency translation adjustment             --         --            --             --        769,000         769,000
                                            ----------    -------   -----------   ------------    -----------    ------------

Balance, December 31, 1996                   9,781,000     10,000    46,916,000     11,458,000        769,000      59,153,000

Exercise of options (note 7)                    16,000         --        58,000             --             --          58,000
Issuance of common stock for employee
     stock purchase plan (note 7)               24,000         --       208,000             --             --         208,000
Net income                                          --         --            --      3,150,000             --       3,150,000
Foreign currency translation adjustment             --         --            --             --     (1,166,000)     (1,166,000)
                                            ----------    -------   -----------   ------------    -----------    ------------

Balance, December 31, 1997                   9,821,000    $10,000   $47,182,000   $ 14,608,000    $  (397,000)   $ 61,403,000
                                            ==========    =======   ===========   ============    ===========    ============

         See accompanying notes to be consolidated financial statements.

                       GT BICYCLES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                        1997             1996             1995
                                                                                    ------------     ------------     ------------
Cash flows from operating activities:
    Net income (loss)                                                               $  3,150,000     $ 11,576,000     $   (284,000)
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities:
       Depreciation and amortization                                                   2,772,000        1,595,000        4,084,000
       Write-off of covenant not to compete                                                   --               --        4,708,000
       Extraordinary loss from early extinguishment of debt                                   --               --        2,124,000
       Provisions for discounts and losses on accounts receivable                      1,334,000          589,000          343,000
       Deferred income taxes, net                                                        152,000         (265,000)         526,000
       Foreign currency translation gain (loss)                                       (1,166,000)         769,000               --
    Changes in assets and liabilities:
       Trade accounts receivable                                                      (1,909,000)     (11,406,000)      (9,974,000)
       Inventories                                                                    (6,657,000)     (18,996,000)      (6,002,000)
       Income taxes payable                                                             (598,000)       1,776,000       (1,309,000)
       Prepaid expenses and other assets                                              (1,404,000)        (966,000)        (726,000)
       Accounts payable                                                                 (553,000)         434,000       (2,403,000)
       Accrued liabilities                                                              (209,000)         211,000           92,000
       Other liabilities                                                                (212,000)         212,000               --
                                                                                    ------------     ------------     ------------
            Net cash used in operating activities                                     (5,300,000)     (14,471,000)      (8,821,000)
                                                                                    ------------     ------------     ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                        (9,606,000)      (2,408,000)        (694,000)
    Write-off of leasehold improvements                                                  279,000               --               --
    Restricted cash from industrial development bonds                                 (3,607,000)              --               --
    Investments in unconsolidated affiliates                                            (110,000)        (500,000)              --
    Purchase of Riteway Products North Central, Inc.                                          --               --       (3,267,000)
    Purchase of Caratti Sport Limited                                                         --      (13,428,000)              --
    Purchase of Riteway Products France S.A.R.L                                         (587,000)      (1,323,000)              --
                                                                                    ------------     ------------     ------------
            Net cash used in investing activities                                    (13,631,000)     (17,659,000)      (3,961,000)
                                                                                    ------------     ------------     ------------

Cash flows from financing activities:
    Net borrowings under lines of credit                                              18,947,000       16,236,000        9,660,000
    Borrowings from term loan                                                                 --       17,000,000      (37,000,000)
    Repayments of term loan                                                           (4,250,000)      (1,063,000)              --
    Borrowings from industrial development bonds                                       5,000,000               --               --
    Repayments of industrial development bonds                                          (112,000)              --               --
    Proceeds from issuance of common stock and warrants                                  266,000           96,000       40,216,000
    Principal payments on capital lease obligations                                     (332,000)        (139,000)        (167,000)
                                                                                    ------------     ------------     ------------
            Net cash provided by financing activities                                 19,519,000       32,130,000       12,709,000
                                                                                    ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                                     588,000               --          (73,000)
Cash and cash equivalents at beginning of year                                                --               --           73,000
                                                                                    ------------     ------------     ------------
Cash and cash equivalents at end of year                                            $    588,000     $         --     $         --
                                                                                    ============     ============     ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
       Interest                                                                     $  5,599,000     $  3,692,000     $  6,248,000
                                                                                    ============     ============     ============
       Income taxes                                                                 $  2,490,000     $  4,447,000     $    969,000
                                                                                    ============     ============     ============


Supplemental disclosures:
    Purchase of Riteway Products North Central, Inc.
       Inventories                                                                  $         --     $         --     $  2,217,000
       Property, plant and equipment                                                          --               --           77,000
       Goodwill                                                                               --               --          323,000
       Covenant not to compete                                                                --               --          650,000
                                                                                    ------------     ------------     ------------
          Net cash used to acquire business                                         $         --     $         --     $  3,267,000
                                                                                    ============     ============     ============

    Purchase of Caratti Sport Limited
       Working capital, other than cash                                             $         --     $  9,194,000     $         --
       Property, plant and equipment                                                          --          433,000               --
       Goodwill                                                                               --        9,871,000               --
       Long-term debt                                                                         --       (5,888,000)              --
       Noncurrent liabilities                                                                 --         (182,000)              --
                                                                                    ------------     ------------     ------------
          Net cash used to acquire business                                         $         --     $ 13,428,000     $         --
                                                                                    ============     ============     ============

    Purchase of Riteway Products France S.A.R.L
       Inventories                                                                  $         --     $  1,201,000     $         --
       Property, plant and equipment                                                          --           54,000               --
       Goodwill and other assets                                                         587,000           68,000               --
                                                                                    ------------     ------------     ------------
          Net cash used to acquire business                                         $    587,000     $  1,323,000     $         --
                                                                                    ============     ============     ============

    Purchase of equipment under capital lease obligations                           $    196,000     $    143,000     $         --
                                                                                    ============     ============     ============

         See accompanying notes to be consolidated financial statements.

                       GT BICYCLES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS

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

The name of the Company was changed from GT Holdings, Inc. to GT Bicycles, Inc. on August 11, 1995. The Company consummated an initial public offering ("IPO") of its common stock in October 1995.

Substantial Leverage and Liquidity

As of December 31, 1997, the Company's total indebtedness was approximately $97.3 million, and there was approximately $3.6 million available under its revolving credit facilities for future borrowings. The revolving credit facility in the current amount of $80.7 million and a term loan of $11.7 million become due and payable on June 30, 1998. In addition, the availability of the revolving credit facility will be reduced from $80.0 million to $60.0 million on May 1, 1998. As of December 31, 1997, the Company had stockholders' equity of approximately $61.4 million. The Company's high degree of leverage could have important consequences, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital may be limited; (iii) the Company may be more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (iv) the Company's ability to refinance its revolving credit facility and its term loan due and payable on June 30, 1998 may be adversely affected. The Company anticipates that it will be required to seek a continuation of the $80.0 million of availability under its revolving credit facility from its senior secured lender, which is scheduled to be reduced from $80.0 million to $60.0 million on May 1, 1998. The Company is negotiating with its existing senior secured lender and other lenders regarding longer-term financing or the refinancing of its revolving credit and term loan facilities. However, there can be no assurance that the Company will be able to obtain a continuation of the $80.0 million of availability under its revolving credit facility or other financing on acceptable terms, or at all. The failure to obtain a continuation or other acceptable financing would have a material adverse affect on the Company's business, results of operations, financial condition and liquidity.

Dependence on Foreign Suppliers

The Company's business is highly dependent on products manufactured by foreign suppliers located primarily in Taiwan and Japan and to a lesser extent the People's Republic of China. The Company's business is subject to the risks generally associated with doing business abroad, including, but not limited to, delays in shipment, foreign governmental regulation, adverse fluctuations in foreign exchange rates, difficulties in collecting receivables, embargoes, tariffs, exchange controls, trade disputes, changes in economic conditions and political turmoil in the countries in which the Company's manufacturing sources are located. The Company cannot predict the effect that such factors will have on its business arrangements with foreign suppliers or manufacturing sources. Any significant delay or disruption in supply of bicycles or bicycle parts and accessories could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the wholly-owned subsidiaries, GT Bicycles California, Inc., GT BMX Products, Inc., Riteway Distributors, Inc., Riteway Distributors Central, Inc., Riteway Products East, Inc., Riteway Products North Central, Inc., Riteway Products Japan K.K. ("Riteway Japan"), Riteway Products France S.A.R.L. ("Riteway France") and Caratti Sport Limited ("Caratti") in the United Kingdom, as well as the majority-owned subsidiaries, Innovations in Composites, Inc. ("Innovations") and Riteway Products Canada Limited ("Riteway Canada"). Investments in affiliates, for which the Company has an ownership interest of at least 20% but not exceeding 50%, are recorded under the equity method of accounting.

Riteway Products North Central, Inc., Riteway France, and Caratti were acquired in July 1995, April 1996, and July 1996, respectively, and have been accounted for under the purchase method of accounting. Accordingly, the purchase price of each entity was allocated to the assets acquired based on their estimated fair values. The excess of the purchase price over the fair market values of the net assets acquired has been recorded as goodwill. Riteway Japan was formed in March 1996 as a wholly-owned subsidiary of the Company. Riteway Canada was formed in September 1997 as an 85%-owned subsidiary of the Company.

The Company held a 45% ownership interest in Innovations from 1993 through June 1997. In July 1997, the Company increased its ownership level in Innovations to 57% through the purchase of additional common shares. At that date, the Company changed its method of accounting for Innovations from the equity method to consolidation (see note 11).

The interest of minority shareholders in the equity of Innovations and Riteway Canada is included in accrued liabilities on the accompanying balance sheet and their interest in the earnings of these entities is included in selling, general and administrative expenses on the accompanying statement of operations. Such amounts were not material in fiscal 1997.

All significant intercompany balances and transactions have been eliminated in consolidation.

                       GT BICYCLES, INC. AND SUBSIDIARIES

Foreign Currency Translation

The Company uses the local currency of the respective country as the functional currency for its overseas operations. Accordingly, assets and liabilities outside the United States are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during the period. The cumulative translation gain or loss is included as an adjustment to stockholders' equity. There were no significant foreign currency transaction gains or losses in the periods presented.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market ("net realizable value"). Cost is determined using the average cost method, which approximates the first-in, first-out (FIFO) method.

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

Research and Product Development Costs

Research and product development costs are expensed as incurred. Selling, general and administrative expenses of the Company include research and product development expenses of approximately $2,574,000, $1,844,000 and $1,596,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Advertising and Promotion Costs

Advertising costs and promotion costs are expensed as incurred or the first time the promotional event/advertising takes place. Selling, general and administrative expenses of the Company include advertising and promotion costs of approximately $4,879,000, $3,914,000 and $2,685,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed on the straight-line method over the

                       GT BICYCLES, INC. AND SUBSIDIARIES
estimated useful lives of the related assets (ranging from 5 to 7 years). Assets held under capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease terms.

Intangible Assets

Intangible assets at December 31, 1997 and 1996 consist of goodwill relating to various acquisitions, covenants not to compete from the acquisition of Riteway Products North Central, Inc., and trademarks, patents and other items (see note
5). Amortization of intangibles is recorded on a straight-line basis over the following periods: 25 years for goodwill, the contractual term of five years for covenants not to compete, and the respective lives ranging from 5 to 25 years for other intangibles.

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

Forward Exchange Contracts

The Company from time to time enters into short-term, forward exchange contracts to hedge the impact of foreign currency fluctuations on specific purchase commitments denominated in foreign currencies. The gains and losses on these contracts are included in the value of the assets which they were intended to hedge. At December 31, 1997 and 1996, the Company had forward exchange contracts outstanding, with maturities of five months or less, to exchange foreign currencies for approximately $2,200,000 and $3,300,000, respectively.

Use of Estimates

Company management has made a number of estimates and assumptions relating to the reporting of assets and liabilities in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Earnings (Loss) per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This statement replaces the previously-reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is very similar to the previously-reported primary earnings per share in that it includes the effect of the additional common shares which would have been outstanding if dilutive stock options had been exercised. All earnings per share amounts have been restated to conform to the SFAS No. 128 requirements.

                       GT BICYCLES, INC. AND SUBSIDIARIES

The following table summarizes the calculation of basic and diluted earnings per share before extraordinary item:

                                                                  YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                          1997              1996            1995
                                                     --------------    --------------    -----------
Numerator:
   Basic and diluted earnings per share --
     income before extraordinary item                $    3,150,000    $   11,576,000    $   862,000
                                                     ==============    ==============    ===========

Denominator:
  Basic earnings per share -- weighted
      average number of common shares                     9,804,000         9,772,000      7,256,000
      outstanding during the year
  Incremental common shares attributable to
      assumed exercise of outstanding stock
      options                                               114,000           160,000        147,000
                                                     --------------    --------------    -----------
   Denominator for diluted earnings per
      share                                               9,918,000         9,932,000      7,403,000
                                                     ==============    ==============    ===========

Basic earnings per share                             $          .32    $         1.18    $       .12
                                                     ==============    ==============    ===========
Diluted earnings per share                           $          .32    $         1.17    $       .12
                                                     ==============    ==============    ===========

The calculations of earnings per share before extraordinary item excluded the effect of the assumed exercise of the following numbers of outstanding common stock options because their effect was antidilutive: 106,000 in 1997, 2,000 in 1996 and 6,000 in 1995.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these financial instruments. The carrying amount reported for debt approximates fair value because for each borrowing either (i) the underlying instrument is a variable note that reprices frequently or (ii) interest rates have not changed significantly since the inception of the borrowing. The carrying value of the Company's forward exchange contracts approximates fair value because of the short-term maturities of these financial instruments.

Accounting for Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company provides the pro forma net income, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123 (see note 7).

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon

                       GT BICYCLES, INC. AND SUBSIDIARIES
adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.


Reclassifications

Certain prior year amounts have been reclassified to conform with the fiscal 1997 presentation.


(3) INVENTORIES

A summary of the components of inventories follows:

                                                   DECEMBER 31,      DECEMBER 31,
                                                      1997              1996
                                                   -----------       -----------
Raw materials                                      $   678,000       $    95,000
Work in process                                      3,124,000         3,659,000
Finished goods and component parts                  77,183,000        70,574,000
                                                   -----------       -----------
                                                   $80,985,000       $74,328,000
                                                   ===========       ===========

(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of the following:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      1997             1996
                                                  ------------     ------------
Land                                              $    208,000     $         --
Leasehold improvements                               3,421,000          538,000
Machinery and equipment                              5,130,000        2,321,000
Computer equipment                                   3,727,000        2,441,000
Vehicles                                             1,665,000        1,208,000
Office furniture and equipment                       1,836,000        1,201,000
Construction in progress - Colorado facility         1,024,000               --
                                                  ------------     ------------
                                                    17,011,000        7,709,000
Less accumulated depreciation and amortization      (4,178,000)      (2,686,000)
                                                  ------------     ------------
                                                  $ 12,833,000     $  5,023,000
                                                  ============     ============

                       GT BICYCLES, INC. AND SUBSIDIARIES

(5) INTANGIBLE ASSETS

Intangible assets consist of the following:

                                               DECEMBER 31,        DECEMBER 31,
                                                  1997                 1996
                                               ------------        ------------
Goodwill                                       $ 21,794,000        $ 20,315,000
Covenants not to compete                            650,000             650,000
Trademarks, patents and other                       244,000             189,000
                                               ------------        ------------
                                                 22,688,000          21,154,000
Less accumulated amortization                    (2,768,000)         (1,766,000)
                                               ------------        ------------
                                               $ 19,920,000        $ 19,388,000
                                               ============        ============

                       GT BICYCLES, INC. AND SUBSIDIARIES

(6)  LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                            DECEMBER 31,     DECEMBER 31,
                                                                1997             1996
                                                            ------------     ------------
Domestic revolving credit facility, secured by the
assets of the Company, due June 30, 1998. Interest is
payable monthly at various interest rates described
below (weighted average rate of 8.17% and 6.84% at
December 31, 1997 and 1996, respectively)                   $ 65,490,000     $ 51,617,000

Domestic term loan, secured by the assets of the
Company, due quarterly through June 30, 1998.
Interest is payable monthly at various interest rates
described below (weighted average rate of 8.09% and
7.55% at December 31, 1997 and 1996, respectively)            11,688,000       15,938,000

Riteway Japan revolving credit facility, secured by the
assets of the Company, due June 30, 1998. Interest is
payable monthly at rate described below (weighted
average rate of 1.97% and 1.92% at December 31, 1997 and
1996, respectively)                                            1,761,000        2,236,000

Riteway France revolving credit facility, secured by the
assets of the Company, due June 30, 1998. Interest is
payable monthly at rate described below (weighted
average rate of 4.38% and 4.31% at December 31, 1997 and
1996, respectively)                                            3,280,000        3,431,000

Caratti revolving credit facility, secured by the assets
of Caratti, due June 30, 1998. Interest is payable
monthly at rate described below (weighted average rate
of 8.25% and 7.35% at December 31, 1997 and 1996,
respectively)                                                 10,149,000        4,449,000

Industrial Development Bonds payable, secured by certain
property and equipment, due monthly through October 31,
2005. Interest is payable monthly at a rate of 5.87% per
annum                                                          4,888,000               --

Promissory note, secured by common shares of
Innovations, due June 30, 2000. Interest is payable
quarterly at a rate of 10.00% per annum                           65,000               --
                                                            ------------     ------------
                                                              97,321,000       77,671,000
Less current portion of debt                                 (92,883,000)      (4,250,000)
                                                            ------------     ------------
                                                            $  4,438,000     $ 73,421,000
                                                            ============     ============

                       GT BICYCLES, INC. AND SUBSIDIARIES

At December 31, 1997, future minimum principal payments on long-term debt were as follows:

Year ending December 31:
1998                                                                 $92,883,000
1999                                                                     541,000
2000                                                                     639,000
2001                                                                     609,000
2002                                                                     645,000
Thereafter                                                             2,004,000
                                                                     ===========
                                                                     $97,321,000
                                                                     ===========

In November 1995, the Company entered into a domestic credit agreement, as most recently-amended in March 1998, with a bank that provides for a domestic revolving credit facility and a domestic term loan. The Company also entered into separate credit agreements with the same bank to provide separate credit facilities to Riteway Japan, Riteway France and Caratti. These credit agreements expire on June 30, 1998. Although the Company is negotiating with the bank to obtain a longer-term financing structure, there can be no assurance that the Company will be able to obtain such financing. Accordingly, the outstanding balances of the revolving credit facilities and the term loan have been classified in current liabilities at December 31, 1997 (see note 1).

The credit agreements require the Company to maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments. At December 31, 1997, the Company was in default of certain financial covenants for which the bank has issued a waiver. In addition, the credit agreement was amended in October 1997 to require the Company to obtain $30,000,000 of unsecured financing by February 28, 1998; however, such requirement was waived by the bank in January 1998.

Domestic Revolving Credit Facility

The total amount of credit available under the domestic revolving credit facility for advances and letters of credit is limited to the lesser of (a) $80,000,000 through April 30, 1998 and $60,000,000 thereafter, or (b) the
Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement, plus an additional $15,000,000 available through April 30, 1998. The borrowing base is reduced each month by $3,000,000 and $3,500,000 for Riteway Japan and Riteway France, respectively, which represents the credit facilities extended by the bank to these locations. The amount individually available under commercial and standby letters of credit is $15,000,000. The Company has the option to pay interest on borrowings under the domestic revolving credit facility at the bank's Reference Rate plus the applicable margin (as defined by the agreement), the LIBOR Rate plus the applicable margin (as defined by the agreement), the Offshore Rate plus the applicable margin (as defined by the agreement) or a combination thereof. The Company must pay a commitment fee on a quarterly basis equal to .25% (per annum) of the unused amount of the credit up to the revolving credit limit. At December 31, 1997, the Company had approximately $249,000 of commercial or standby letters of credit outstanding.

Domestic Term Loan

The domestic term loan with an original amount of $17,000,000 is payable in equal quarterly installments of $1,250,000 and matures on the earlier of September 30, 2000 or the expiration of the domestic revolving credit facility. The domestic term loan is made up of two disbursements: 1) $14,000,000 for the purchase of Caratti, and 2) $3,000,000 for the repayment of Caratti's prior bank debt. The Company has the option to pay interest on borrowings under the domestic term loan at the bank's Reference Rate (as defined by the agreement), the LIBOR Rate plus the applicable margin (as defined by the agreement), the Offshore Rate plus the applicable margin (as defined by the agreement), or a combination thereof.

                       GT BICYCLES, INC. AND SUBSIDIARIES

Riteway Japan Credit Facility

The Riteway Japan credit facility consists of a $3,000,000 revolving credit facility. Interest on borrowings under the revolving credit facility is payable monthly at the bank's base rate plus the applicable margin.

Riteway France Credit Facility

The Riteway France credit facility consists of a $3,500,000 revolving credit facility. Interest on borrowings under the revolving credit facility is payable monthly at the bank's base rate plus the applicable margin.

Caratti Credit Facility

The Caratti credit facility consists of a multicurrency revolving credit facility, a multicurrency overdraft facility and a multicurrency facility for the issuance of irrevocable commercial letters of credit in an aggregate amount equal to the lesser of $10,000,000 (or its equivalent from time to time in optional currencies, as defined by the agreement) or Caratti's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under the irrevocable commercial letters of credit is $1,500,000 (or its equivalent from time to time in optional currencies, as defined by the agreement). The overdraft facility is repayable on demand by the bank. Interest on borrowings under the multicurrency revolving credit facility is payable monthly at the sum of the MLA Cost (as defined by the agreement), the applicable margin, and LIBOR (as defined by the agreement). Interest on the multicurrency overdraft facility is payable monthly at the bank's prevailing base rate plus the applicable margin. Caratti must pay a commitment fee on a quarterly basis equal to .25% (per annum) of the unused amount of the credit up to $10,000,000. At December 31, 1997, the Company had no commercial letters of credit outstanding.

Industrial Development Bonds

In September 1997, the Company consummated a $5,000,000 borrowing under a California Economic Development Financing Authority program. Principal and interest at a 5.87% per annum rate are payable in aggregate monthly installments of $65,000 through October 2005. Use of the borrowed funds is restricted to the purchase of qualifying leasehold improvements and production equipment at the Company's Santa Ana facility. Pending disbursement for such capital expenditures, the funds have been placed in an interest-bearing bank trust account and are classified as restricted cash on the balance sheet. Through December 31, 1997, approximately $1,455,000 had been drawn from the trust fund to finance capital expenditures. The restricted cash balance at December 31, 1997 consists of the remaining $3,545,000 of borrowings plus $62,000 of interest earned.

Extraordinary Loss from Early Extinguishment of Debt

In October 1995, the Company repaid all outstanding indebtedness under a senior term loan and senior subordinated debenture with the proceeds from the IPO (see note 7). In connection with the repayment of the senior term loan and senior subordinated debenture, the Company incurred substantial charges relating to the acceleration of the amortization of related deferred financing costs associated with the senior term loan and the acceleration of the unamortized debenture discount associated with the senior subordinated debenture. The costs related to this transaction of approximately $1,146,000, net of tax benefits of approximately $978,000, are reflected in the consolidated statement of operations as an extraordinary loss from early extinguishment of debt for the year ended December 31, 1995.

Under the terms of the senior subordinated debenture agreement, the Company issued shares of its Class B common stock and warrants to purchase approximately 347,000 shares of its Class B common stock to the holders of the debenture. In connection with the Company's IPO, some of these warrants were exercised and the remaining warrants were canceled (see note 7).

                       GT BICYCLES, INC. AND SUBSIDIARIES

(7) STOCKHOLDERS' EQUITY

In October 1995, the Company completed its IPO, selling 3,150,000 shares of common stock. The offering provided the Company with approximately $40,200,000 in proceeds, net of offering costs of approximately $800,000. The Company utilized approximately $37,000,000 of the net proceeds to retire long-term debt.

In connection with the Company's IPO, the Company effected a recapitalization whereby each share of Class A common stock and Class B common stock was exchanged for one share of common stock. This recapitalization also reflects a contribution to capital for the cancellation of approximately 277,000 shares of Class A common stock by certain stockholders of the Company, the exercise of a warrant to purchase approximately 292,000 shares of Class B common stock and the cancellation of the remainder of the warrant to purchase approximately 56,000 shares of Class B common stock by a certain stockholder of the Company and an 11-for-1 stock split (see note 6).

In addition to the common stock, the Company is authorized to issue up to 5,000,000 shares of $.001 par value preferred stock, in one or more series and to fix the rights, preferences and privileges thereof, including voting rights, term of redemption, redemption prices, liquidation preferences, number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 1997 and 1996, there were no shares of preferred stock outstanding.

At December 31, 1997, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 in accounting for its stock-based compensation plans; accordingly, no compensation cost has been recognized for its stock option plan in the financial statements. Compensation cost that has been charged against income for the employee stock purchase plan was approximately $31,000 and $9,000 for the years ended December 31, 1997 and 1996, respectively. Had compensation cost for these plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings (loss) per share would have been reduced to the pro forma amounts indicated as follows:

                                                       1997             1996               1995
                                                  --------------   --------------     --------------
Net income (loss)                   As reported   $    3,150,000   $   11,576,000     $     (284,000)
                                    Pro forma          2,646,000       11,386,000           (306,000)

Diluted earnings (loss) per share   As reported   $         0.32   $         1.17     $        (0.04)
                                    Pro forma               0.27             1.15              (0.04)

The pro forma net income (loss) and earnings (loss) per share amounts reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the option's vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

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

The Plan, as amended, provides for the granting of up to 1,000,000 shares of the Company's common stock in the form of stock options or rights to purchase restricted shares. Awards or offers under the Plan, vesting periods and the exercise price of the options or the purchase price for restricted shares are determined by the Board of Directors of the Company. However, the exercise price of the shares of common stock covered by the incentive stock options

                       GT BICYCLES, INC. AND SUBSIDIARIES
shall not be less than the fair market value of such shares on the date the incentive stock option was granted. Options granted under the Plan expire ten years after the date of the grant. Offers to purchase restricted shares terminate automatically if not accepted within ninety days. As of December 31, 1997, there were 286,989 shares available for grant.

Activity in the Plan is summarized as follows:

                                                               WEIGHTED-AVERAGE
                                                    SHARES      EXERCISE PRICE
                                                   --------        --------
Options outstanding at December 31, 1994            148,500        $   1.82
Granted                                              84,511           10.83
Exercised                                                --             N/A
Canceled                                                 --             N/A
                                                   --------        --------
Options outstanding at December 31, 1995            233,011            5.09
Granted                                             382,597           10.91
Exercised                                           (10,750)           3.20
Canceled                                            (49,597)          11.13
                                                   --------        --------
Options outstanding at December 31, 1996            555,261            8.60
Granted                                             171,000            6.88
Exercised                                           (15,750)           3.70
Canceled                                            (24,000)          10.36
                                                   --------        --------
Options outstanding at December 31, 1997            686,511        $   8.22
                                                   ========        ========

The following table summarizes information about the options outstanding under the Plan at December 31, 1997:

                                                      WEIGHTED-
                      OPTIONS                          AVERAGE        OPTIONS
   RANGE OF        OUTSTANDING AT     WEIGHTED-       REMAINING    EXERCISABLE AT     WEIGHTED-
   EXERCISE         DECEMBER 31,       AVERAGE       CONTRACTUAL    DECEMBER 31,       AVERAGE
    PRICES             1997         EXERCISE PRICE      LIFE           1997         EXERCISE PRICE
--------------     --------------   --------------   -----------   --------------   --------------
        $ 1.82            129,500           $ 1.82   6.88 years       129,500          $ 1.82
$6.50 - $ 8.38            201,597             6.95   9.41 years        17,423            7.69
$9.12 - $14.00            355,414            11.27   8.66 years        95,332           11.24
                   --------------           ------                 --------------      ------
$1.82 - $14.00            686,511           $ 8.22   8.54 years       242,255          $ 5.95
                   ==============           ======                 ==============      ======

                       GT BICYCLES, INC. AND SUBSIDIARIES

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $4.13, $7.58 and $6.17, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                 1997               1996               1995
                            --------------     --------------     --------------
Expected life (years)              6                  6                 6
Risk-free interest rate            7%                 7%                7%
Volatility                        55%                50%               50%
Expected dividend yield           --                 --                --

Employee Stock Purchase Plan

In September 1995, the Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors, covering an aggregate of 300,000 shares of common stock. The Purchase Plan was implemented by three-month offerings with purchases occurring at three-month intervals commencing on April 1, 1996. The Purchase Plan is administered by the Stock Option Committee of the Board of Directors of the Company. Employees are eligible to participate if they have been employed by the Company for at least one year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of the stock purchased under the Purchase Plan is 85% of the lower of the fair market value of common stock at the beginning of the three-month offering period or on the applicable purchase date. No employee may purchase more than 1,000 shares in any plan year. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment. The Board may at any time amend or terminate the Purchase Plan, except that no such amendment or termination may adversely affect shares previously granted under the Purchase Plan. The Purchase Plan terminates in September 2005. As of December 31, 1997, an aggregate 29,066 shares had been issued and 270,934 shares remain available for future issuance under the Purchase Plan.

The per share weighted-average fair value of shares issued during 1997 and 1996 was $1.54 and $2.18, respectively, on the date of issuance using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                   1997                1996
                                               --------------     --------------
Expected life (years)                              0.25                0.25
Risk-free interest rate                               7%                  7%
Volatility                                           55%                 50%
Expected dividend yield                              --                  --

                       GT BICYCLES, INC. AND SUBSIDIARIES

(8) INCOME TAXES

The provisions for income taxes consist of the following:

                                              YEAR ENDED DECEMBER 31,
                               -------------------------------------------------
                                  1997               1996               1995
                               -----------        -----------        -----------
Current:
     Federal                   $ 1,132,000        $ 5,005,000        $   403,000
     State                         191,000            989,000             98,000
     Foreign                       569,000            158,000                 --
                               -----------        -----------        -----------
                                 1,892,000          6,152,000            501,000
                               -----------        -----------        -----------

Deferred:
     Federal                       270,000           (198,000)           386,000
     State                        (118,000)           (67,000)           140,000
     Foreign                            --                 --                 --
                               -----------        -----------        -----------
                                   152,000           (265,000)           526,000
                               -----------        -----------        -----------
                               $ 2,044,000        $ 5,887,000        $ 1,027,000
                               ===========        ===========        ===========

The provisions for income taxes differ from the amounts computed by applying the Federal statutory income tax rate to income before income taxes as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                   1997                1996              1995
                                                -----------        -----------        -----------
Computed "expected" income tax provision               34.0%              34.0%              34.0%
State franchise taxes, net of Federal benefit           0.9                3.4                8.3
Goodwill amortization                                   5.4                1.2                7.1
Life insurance proceeds                                  --               (3.9)                --
Other                                                  (0.9)              (1.0)               5.0
                                                -----------        -----------        -----------
                                                       39.4%              33.7%              54.4%
                                                ===========        ===========        ===========

The tax-effected temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                           1997            1996
                                                        -----------     -----------
Deferred tax assets:
     Accounts receivable                                $   103,000     $   614,000
     Inventories                                          1,123,000         970,000
     Covenants not to compete                                94,000          56,000
     Accrued expenses                                       580,000         533,000
     Tax credit carryforwards, investments and other        271,000              --
                                                        -----------     -----------
          Total deferred tax assets                       2,171,000       2,173,000
                                                        -----------     -----------

Deferred tax liabilities:
     State taxes                                           (210,000)       (202,000)
     Goodwill                                                (9,000)         (6,000)
     Investments in affiliates                             (281,000)       (142,000)
                                                        -----------     -----------
          Total deferred tax liabilities                   (500,000)       (350,000)
                                                        -----------     -----------
          Net deferred tax asset                        $ 1,671,000     $ 1,823,000
                                                        ===========     ===========

                       GT BICYCLES, INC. AND SUBSIDIARIES

Based upon the Company's historical pre-tax earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax asset at December 31, 1997. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income, however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

The Company has not provided for U.S. Federal income and foreign withholding taxes on its foreign subsidiaries' undistributed earnings as of December 31, 1997 because such earnings are intended to be reinvested indefinitely. If these earnings are distributed in the future, foreign tax credits would become available under U.S. law to reduce the effect on the Company's overall tax liability.

The Company has received notice from the Internal Revenue Service that the Company's 1995 and 1996 Federal income tax returns will be audited. In addition, the Company's 1993 and 1994 California income tax returns are currently being audited by the Franchise Tax Board. In the opinion of management, these examinations will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(9) COMMITMENTS AND CONTINGENCIES

Included in computer equipment in the accompanying balance sheet are the following assets held under capital leases at December 31:

                                                   1997                1996
                                                -----------         -----------
Computer equipment                              $ 1,325,000         $ 1,129,000
Less accumulated amortization                      (668,000)           (447,000)
                                                -----------         -----------
                                                $   657,000         $   682,000
                                                ===========         ===========

The Company also leases certain office, manufacturing, warehouse and plant facilities under noncancelable operating leases. Future minimum lease payments on capital and operating leases at December 31, 1997 are as follows:

                                                      CAPITAL         OPERATING
                                                    ------------     ------------
1998                                                $    465,000     $  2,909,000
1999                                                     430,000        2,651,000
2000                                                      54,000        2,281,000
2001                                                       8,000        2,044,000
2002                                                          --        1,941,000
Thereafter                                                    --       10,089,000
                                                    ------------     ------------
                                                         957,000       21,915,000
Less sublease income                                          --         (298,000)
                                                    ------------     ------------
     Total minimum lease payments                        957,000     $ 21,617,000
                                                                     ============
Less amount representing interest                        (88,000)
                                                    ------------
     Present value of net minimum lease payments         869,000
Less current portion                                    (462,000)
                                                    ------------
Long-term portion                                   $    407,000
                                                    ============

Three of the operating leases included above are with partnerships in which certain stockholders and employees of the Company have an ownership interest. Management believes that all lease arrangements with related parties are at arm's length terms. Related party rental expense included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995 amounted to $802,000, $547,000 and $159,000,

                       GT BICYCLES, INC. AND SUBSIDIARIES
respectively. Total rent expense, net of sublease income, for the years ended December 31, 1997, 1996 and 1995 amounted to $2,990,000, $2,116,000 and
$1,207,000, respectively.

The Company is obligated to pay annual management fees not to exceed $100,000 per annum to an affiliate of one the Company's significant stockholders.

From time to time, the Company enters into purchase commitments for the procurement of certain bicycle components, parts and accessories. The Company expects to use the items to be procured under purchase commitments outstanding at December 31, 1997 in the normal course of business.

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

(10) EMPLOYEE BENEFITS

The Company has a profit sharing plan covering substantially all employees who have worked for the Company at least 12 months. The Company's annual contributions to the plan are determined at the discretion of the Board of Directors. Plan contributions expensed by the Company totaled $250,000, $500,000 and $500,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(11) INVESTMENTS IN AFFILIATES

As discussed in note 2, the Company held a 45% interest in Innovations, which manufactures certain bicycle parts, from 1993 through June 1997. During that period, the Company's investment was included in other assets on the balance sheet. The Company increased its ownership level to 57% in July 1997, at which time Innovations was consolidated into the Company's financial statements. The Company's investment in Innovations was accounted for under the purchase method and allocated to the assets acquired based on their estimated fair values. The excess of the Company's investment over its share of the fair value of Innovations' net assets was recorded as goodwill. Purchases by the Company from Innovations (which represent most of the Innovations' sales in 1997 and all of its sales in 1996 and 1995) were $460,000, $1,052,000 and $1,050,000 for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively.

Included in other assets in the accompanying balance sheet at December 31, 1997 and 1996 is the Company's 50% investment in a partnership which manufactures and markets an electric-assist bicycle and the Company's 45% investment in a foreign exporting company.

                       GT BICYCLES, INC. AND SUBSIDIARIES

(12) GEOGRAPHIC DATA

A summary of the Company's net sales, operating income and identifiable assets by geographic area follows:

                                  1997              1996               1995
                              -------------     -------------      -------------
Net sales:
     United States            $ 140,517,000     $ 142,985,000      $ 128,603,000
     Europe                      53,069,000        47,498,000         24,689,000
     Other foreign               22,628,000        17,868,000         15,641,000
                              -------------     -------------      -------------
                              $ 216,214,000     $ 208,351,000      $ 168,933,000
                              =============     =============      =============

Operating income:
     United States            $   8,004,000     $  19,069,000      $   7,959,000
     Europe                       1,916,000         1,387,000                 --
     Other foreign                  860,000          (441,000)                --
                              -------------     -------------      -------------
                              $  10,780,000     $  20,015,000      $   7,959,000
                              =============     =============      =============

Identifiable assets:
     United States            $ 139,725,000     $ 138,214,000      $  96,693,000
     Europe                      29,274,000        15,876,000                 --
     Other foreign                7,282,000         2,091,000                 --
                              -------------     -------------      -------------
                              $ 176,281,000     $ 156,181,000      $  96,693,000
                              =============     =============      =============

No single customer accounted for more than 10% of net sales for each year or 10% of trade accounts receivable at the end of each year. Identifiable assets by geographic area are those assets used by the Company in each location.

(13) NONRECURRING CHARGE

In connection with the Company's IPO in October 1995, certain covenants not to compete were terminated. As a result, a nonrecurring charge of $4,708,000 was recorded to eliminate the remaining unamortized value of the covenants not to compete.

(14) LIFE INSURANCE PROCEEDS, NET OF GUARANTEED SEVERANCE PAYMENTS

Included in net income for the year ended December 31, 1996, were net life insurance proceeds of $1,276,000 that the Company received following the death of former President and Chief Executive Officer, Richard Long, in July 1996. The net proceeds consisted of a $2,000,000 insurance settlement less guaranteed payments owed to Richard Long's family of $724,000.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
GT Bicycles, Inc.:

Under date of February 25, 1998, we reported on the consolidated balance sheets of GT Bicycles, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a)(2) of the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                    KPMG PEAT MARWICK LLP


Orange County, California
February 25, 1998

                                                                     SCHEDULE II


                                GT BICYCLES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS


                                                              ADDITIONS
                                                        ----------------------
                                          BALANCE AT    CHARGED TO                               BALANCE AT
                                          BEGINNING     COSTS AND                                   END
DESCRIPTION                               OF PERIOD      EXPENSES     OTHER (1)   DEDUCTIONS     OF PERIOD
--------------------------------------    ----------    ----------    --------    ----------     ----------
Allowance for doubtful accounts

  For the year ended December 31, 1995(2) $  940,000    $  343,000    $     --    $ (106,000)    $1,177,000
                                          ==========    ==========    ========    ==========     ==========

  For the year ended December 31, 1996(2) $1,177,000    $  589,000    $254,000    $ (386,000)    $1,634,000
                                          ==========    ==========    ========    ==========     ==========

  For the year ended December 31, 1997    $1,634,000    $1,334,000    $     --    $ (634,000)    $2,334,000
                                          ==========    ==========    ========    ==========     ==========

(1) Amount represents allowance for doubtful accounts established in connection with the acquisition of Caratti Sport Limited.

(2) Certain prior year amounts have been reclassified to conform with the 1997 presentation.