Form 10-K405/A
period 1997-12-31
GT BICYCLES INC
filed 1998-04-30
CIK 949369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-K/A

(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-26742

                                ----------------

                                GT BICYCLES, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                 04-3210830
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    2001 East Dyer Road, Santa Ana,
               California                                   92705
(Address of principal executive offices)                 (Zip Code)


                                 (714) 481-7100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.001 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

        As of March 17, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was approximately $39,724,000 based on the closing sales price of $6.13 per share of Common Stock as of such date, as reported by The Nasdaq National Market.

        As of March 17, 1998, a total of 9,828,801 shares of Registrant's Common Stock were outstanding.


                    Documents Incorporated By Reference: None

                             ---------------------

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  NAME                   AGE              POSITION WITH THE COMPANY
                  ----                   ---              -------------------------
       Michael C. Haynes...............  45        President, Chief Executive Officer and
                                                   Director

       Charles Cimitile................  43        Vice President, Finance and Chief
                                                   Financial Officer

       William K. Duehring.............  41        Chief Operating Officer and Director

       Geoffrey S. Rehnert.............  40        Chairman of the Board of Directors

       Robert C. Gay ..................  46        Director

       Joseph J. Pretlow ..............  30        Director

        Michael C. Haynes has served as the President and Chief Executive Officer of the Company since July 1996. From 1989 to July 1996, Mr. Haynes served as the Vice-President, Finance and Chief Financial Officer of the Company. Mr. Haynes was appointed as a member of the Company's Board of Directors in November 1993. Prior to joining the Company, Mr. Haynes was a certified public accountant and a partner in the certified public accounting firm of Comoglio & Haynes for eight years.

        Charles Cimitile has served as Vice-President, Finance and Chief Financial Officer since December 1996. From August 1995 to November 1996, Mr. Cimitile served as Executive Vice President and Chief Financial Officer of Cruise Phone, Inc., a telecommunications company. From April 1986 to July 1995, Mr. Cimitile served in various capacities with ARC Holdings, Inc. and its predecessor American Recreation Group, L.P., a designer, marketer and distributor of bicycles and related parts and accessories, most recently serving as Secretary, Treasurer and Vice President of Finance from April 1993 to July 1995.

        William K. Duehring has served as a director of the Company since June 1997 and has served as Chief Operating Officer of the Company since October 1996. From May 1992 to October 1996, Mr. Duehring served as Vice President, Product Development of the Company. From January 1987 to May 1992, Mr. Duehring served in the position of Senior Product Manager of the Company. Prior to joining the Company, Mr. Duehring worked for Cycles U.S.A. as a product manager for seven years.

        Geoffrey S. Rehnert has served as a director of the Company since November 1993 and Chairman since July 1996. Mr. Rehnert has been an employee of Bain Capital since 1984 and a managing director and general partner of Bain Capital since 1986. Mr. Rehnert also serves on the boards of FTD Corporation (which is a floral services organization), ICON Health & Fitness, Inc. (which manufactures and markets home health equipment), Kollmorgen Corp. (which manufactures specialty motors and associated electronic amplifiers), and Nutraccutical Inc. (a manufacturer of vitamins, minerals and supplements).

        Robert C. Gay has served as a director of the Company since November 1993. Mr. Gay has been a managing director and general partner of Bain Capital, a private equity firm, since 1989. Mr. Gay also serves on the boards of Alliance Entertainment Corp. (which distributes music and music-related products), GS Technologies Corporation (which makes consumable products for the mining industry) and ICON Health & Fitness Inc.

        Joseph J. Pretlow has served as a director of the Company since April 1997. Mr. Pretlow joined Bain Capital in 1992 and has been a principal of Bain Capital since 1996. Prior to joining Bain Capital, Mr. Pretlow worked in Investment Banking at Lehman Brothers.

        Currently, there are five (5) members of the Board of Directors. The Company's bylaws provide for a classified Board of Directors consisting of three classes with one class of directors elected each year for a term extending to the third succeeding annual meeting after such election. Accordingly, the directors in Class III, Michael C. Haynes and Joseph J. Pretlow, hold office until the 1998 annual meeting of stockholders, the director in Class I, Robert
C. Gay, holds office until the 1999 annual meeting of stockholders, and the directors in Class II, Geoffrey S. Rehnert and William K. Duehring, hold office until the 2000 annual meeting of stockholders.

COMMITTEES OF THE BOARD OF DIRECTORS

        The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee is presently comprised of two (2) directors selected by the Board of Directors of the Company. The members of the Audit Committee are Geoffrey S. Rehnert and Robert C. Gay. The Audit Committee is authorized to handle all matters which it deems appropriate regarding the Company's independent accountants and to otherwise communicate and act upon matters relating to the review and audit of the Company's books and records, including the scope of the annual audit and the accounting methods and systems to be utilized by the Company. In addition, the Audit Committee also makes recommendations to the Board of Directors with respect to the selection of the Company's independent accountants.

        The Compensation Committee is presently comprised of two (2) directors selected by the Board of Directors of the Company. The members of the Compensation Committee are Geoffrey S. Rehnert and Robert C. Gay. The functions of the Compensation committee include advising the Board of Directors on officer and employee compensation. The Board of Directors, based on input from the Compensation Committee, establishes the annual compensation rates for the Company's executive officers.

        The Company does not have a nominating committee. Instead, the Board of Directors, as a whole, identifies and screens candidates for membership on the Company's Board of Directors.

ITEM 11    EXECUTIVE COMPENSATION

        The following table sets forth compensation received for the three fiscal years ended December 31, 1997, by the Company's Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") whose aggregate salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation
                                                  -------------------           All Other
Name and Principal Position          Year     Salary($)(1)       Bonus($)    Compensation($)
---------------------------------------------------------------------------------------------
Michael C. Haynes...............     1997       312,000              --           2,500(3)
   President and Chief Executive     1996       260,794          70,000           5,039(3)
   Officer                           1995       222,533          87,500           7,043(3)

Charles Cimitile (2)............     1997       175,000              --           2,500(3)
   Chief Financial Officer and       1996        13,461              --              --
   Vice President, Finance           1995           --               --              --

William K. Duehring.............     1997       228,000              --           3,095(4)
   Chief Operating Officer           1996       189,702          55,000           5,634(5)
                                     1995       161,558          87,500           7,638(6)

(1) Includes annual guaranteed salaries pursuant to employment agreements with the Company for Messrs. Haynes and Duehring of $28,296 and $16,980, respectively, for each fiscal year. These guaranteed salaries will terminate on October 31, 1998.
(2) Charles Cimitile, the Company's Vice-President, Finance and Chief Financial Officer, joined the Company in December 1996. His 1996 salary, on an annualized basis, was $175,000.
(3) Consists of annual allocated contributions under the Company's qualified Profit Sharing Plan.
(4) Consists of $2,500 of annual allocated contributions under the Company's qualified Profit Sharing Plan and $595 for premiums paid for term life insurance.
(5) Consists of $5,039 of annual allocated contributions under the Company's qualified Profit Sharing Plan and $595 for premiums paid for term life insurance.
(6) Consists of $7,043 of annual allocated contributions under the Company's qualified Profit Sharing Plan and $595 for premiums paid for term life insurance.

               AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                  Number of Securities
                                                 Underlying Unexercised       Value of Unexercised
                     Shares                          Options at Fiscal       In-the-Money Options at
                    Acquired                            Year-End(#)           Fiscal Year-End($)(1)
                       on         Value         --------------------------  --------------------------
Name               Exercise(#)  Realized($)     Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------------------------------------------------------------------------------------
Michael C. Haynes     --           --             18,750        56,250          --            --

Charles Cimitile      --           --             15,000        45,000          --            --

William K. Duehring   --           --             12,500        37,500          --            --

--------------------
(1) There were no unexercised in-the-money options as of December 31, 1997. The closing sale price for the Company's Common Stock as of December 31, 1997 on the Nasdaq National Market was $5.94.

EMPLOYMENT AGREEMENTS

        The Company has entered into Employment Agreements with Michael C. Haynes, William K. Duehring and Charles Cimitile. The agreements require each employee to devote his full business time and his best efforts, business judgment, skill and knowledge to the advancement of the business and interests of the Company during the term of the agreements. The agreements provide for an annual base salary with annual increases and annual bonuses based on the Company's attainment of certain net income. The agreements for Messrs. Haynes and Duehring were amended effective as of October 1, 1996 to increase the annual base salaries thereunder to $312,000 and $228,000, respectively, as a result of the new positions of Messrs. Haynes and Duehring within the Company. The agreements for Messrs. Haynes and Duehring have five-year terms ending on October 31, 1998 and may be terminated by the Company with or without cause as defined in the agreements. The agreements for Messrs. Haynes and Duehring also provide for guaranteed severance payments upon any termination of employment and additional severance payments upon termination of employment without cause or upon a change in control of the Company. The agreement for Mr. Cimitile has a three-year term ending on November 30, 1999 and may be terminated by the Company with or without cause as defined in the agreement. All of the agreements further contain confidentiality, proprietary rights and dispute resolution provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the year ended December 31, 1997, the Company's Board of Directors established the levels of compensation for the Company's executive officers. Michael C. Haynes, a director and the President and Chief Executive Officer of the Company, participated in the deliberations of the Board regarding executive compensation, but did not participate in proceedings or decisions of the Board of Directors regarding his own compensation.

DIRECTOR'S FEES

        The Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board and committee meetings. The Company intends to compensate future independent directors for their service on the Board and any committee at rates that are comparable to the compensation paid to independent directors of other similarly situated companies.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Based solely upon its review of the copies of reports furnished to the Company, or written representations that no annual Form 5 reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") applicable to its directors, officers and any persons holding ten percent (10%) or more of the Company's Common Stock were made with respect to the Company's fiscal year ended December 31, 1997.

REPORT OF THE BOARD OF DIRECTORS

        The following report is submitted by the Board of Directors with respect to the executive compensation policies established by the Board of Directors and compensation paid or awarded to executive officers for the fiscal year ended December 31, 1997.

        Compensation Policies and Objectives. In establishing and evaluating the effectiveness of compensation programs for executive officers, as well as other employees of the Company, the Board of Directors is guided by three basic principles:

        o The Company must offer competitive salaries to be able to attract and retain highly-qualified and experienced executives and other management personnel.

        o Annual executive compensation in excess of base salaries should be tied to individual and Company performance.

        o The financial interests of the Company's executive officers should be aligned with the financial interests of the stockholders, primarily through stock option grants which reward executives for improvements in the market performance of the Company's Common Stock.

        Salaries and Employee Benefits Programs. In order to retain executives and other key employees, and to be able to attract additional well-qualified executives when the need arises, the Company strives to offer salaries, and health care and other employee benefit programs, to its executives and other key employees that are comparable to those offered to persons with similar skills and responsibilities by competing businesses in the local geographic area.

        In recommending salaries and bonuses for executive officers and other key employees, the Board of Directors considers both the Company's overall performance as well as the individual's performance and informally reviews available information, including information published in secondary sources, regarding prevailing salaries and compensation programs offered by competing businesses that are comparable to the Company in terms of size, revenue, financial performance and industry group.

        In order to retain qualified management personnel, the Company has followed the practice of seeking to promote executives from within the Company whenever practicable. The Board of Directors believes that this policy enhances employee morale and provides continuity of management. Typically, modest salary increases are made in conjunction with such promotions.

        Performance-Based Compensation. The Board of Directors believes that the motivation of executives and key employees increases as the market value of the Company's Common Stock increases. Nevertheless, the Company provides a merit bonus in cash or stock options to executives and key employees which is dependent on the Company's achievements and the direct contributions made by each executive and other key employees. Accordingly, at the beginning of each fiscal year, the Company establishes short term and long term plans, and at the end of the fiscal year, the collective and individual contributions of the executives to the Company's achievements are evaluated.

        In certain instances, bonuses are awarded not only on the basis of the Company's overall strategic accomplishments, but also on the achievement by an executive of specific objectives within his or her area of responsibility. For example, a bonus may be awarded for any executive's efforts in achieving greater than anticipated cost savings, or completing a new product on target.

        Stock Options and Equity-Based Programs. In order to align the financial interests of executive officers and other key employees with those of the stockholders, the Company grants stock options to its executive officers and other key employees on a periodic basis, taking into account the size and terms of previous grants of equity-based compensation and stock holdings in determining awards. Stock option grants, in particular, reward executive officers and other key employees for performance that results in increases in the market price of the Company's Common Stock, which directly benefit all stockholders. Moreover, the Board of Directors generally has followed the practice of granting options on terms which provide that the options become exercisable in cumulative annual installments, generally over a three to five-year period. The Board of Directors believes that this feature of the option grants not only provides an incentive for executive officers to remain in the employ of the Company, but also makes longer term growth in share prices important for the executives who receive stock options.

        Profit Sharing Plan. All employees who have worked for the Company at least twelve (12) months are eligible to participate in the profit sharing plan (the "Plan"). The Company makes annual contributions to the Plan at the discretion of the Board of Directors. The amount of the profit sharing allocated to participants is dependent upon their base compensation levels and the length of time during the fiscal year that they are employed by the Company. Each eligible participant's allocation of the Company's profit sharing contribution is deposited into an established individual profit sharing account. Company contributions deposited into profit sharing accounts for each employee become fully vested after six years of service or upon retirement, death or disability. Benefits are generally payable following retirement, disability, death, hardship or termination of employment. Executive officers participate in the Plan.


                                       THE BOARD OF DIRECTORS

                                       William K. Duehring
                                       Michael C. Haynes
                                       Robert C. Gay
                                       Joseph J. Pretlow
                                       Geoffrey S. Rehnert


        Notwithstanding anything to the contrary set forth in the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the foregoing Report and the performance graph on page 8 shall not be incorporated by reference into any such filings.

                             STOCK PERFORMANCE GRAPH

        Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock with the cumulative total return of the Nasdaq Non-Financial Index and the Nasdaq Stock Market -- US Index for the period that commenced October 13, 1995 (the date on which the Company's Common Stock was first registered under the Exchange Act) and ended on December 31, 1997.

                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                            AMONG GT BICYCLES, INC.,
                         THE NASDAQ NON-FINANCIAL INDEX
                     AND THE NASDAQ STOCK MARKET -- US INDEX

                                      GTBX

                                                 Cumulative Total Return*
                                          -------------------------------------
                                          10/13/95   12/95     12/96      12/97
                                          -------------------------------------
GT BICYCLES INC.              GTBX           100       70        97        45
NASDAQ STOCK MARKET (U.S.)    NAS            100      104       128       157
NASDAQ NON-FINANCIAL          NNF            100      103       125       147

-------------------
* $100 invested on 10/13/95 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12.       SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

        Set forth below is certain information as of March 17, 1998 regarding the beneficial ownership of the Company's Common Stock by (i) any person who was known by the Company to own more than five percent (5%) of the voting securities of the Company, (ii) all directors and nominees, (iii) each of the Named Executive Officers identified in the Summary Compensation Table, and (iv) all current directors and executive officers as a group.

                                               Amount and Nature of
  Name and Address of Beneficial Owners       Beneficial Ownership(1)       Percent of Class
---------------------------------------------------------------------------------------------
Bain Funds(2)............................            2,230,081                    22.7%
   c/o Bain Capital
   Two Copley Place, 7th Floor
   Boston, Massachusetts  02116

Jackson National Life Insurance Company..              524,505                     5.3%
   5901 Executive Drive
   Lansing, Michigan  48909

Robert C. Gay(3).........................            2,230,081                    22.7%
   c/o Bain Capital
   Two Copley Place, 7th Floor
   Boston, Massachusetts  02116

Geoffrey S. Rehnert(3)...................            2,230,081                    22.7%
   c/o Bain Capital
   Two Copley Place, 7th Floor
   Boston, Massachusetts  02116

Joseph J. Pretlow(3).....................            2,230,081                    22.7%
   c/o Bain Capital
   Two Copley Place, 7th Floor
   Boston, Massachusetts  02116

Michael C. Haynes........................              355,415                     3.6%
William K. Duehring(4)...................              278,014                     2.8%
Charles Cimitile.........................               15,000                     0.2%

All current executive officers and
   directors as a group (6 persons)(3)(4)            2,878,510                    29.3%

------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days of March 17, 1998, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes (i) 102,388 shares owned by BCIP Associates, (ii) 49,023 shares owned by BCIP Trust Associates, L.P., (iii) 1,109,328 shares owned by Bain Capital Fund IV-B, L.P., and (iv) 969,342 shares owned by Bain Capital Fund IV, L.P.

(3) Includes shares described in Note (2) above. Messrs. Gay, Rehnert and Pretlow are Directors of the Company. Messrs. Gay and Rehnert are managing directors of Bain Capital Investors, Inc., the general partner of Bain Capital Partners IV, L.P., which is the general partner of Bain Capital Fund IV-B, L.P. and Bain Capital Fund IV, L.P. and are general partners of BCIP Associates and BCIP Trust Associates, L.P., and accordingly, may be deemed to beneficially own such shares. Mr. Pretlow is a principal of Bain Capital Investors, Inc., the management company for Bain Capital Fund IV-B, L.P. and Bain Capital Fund IV, L.P., and accordingly, may be deemed to beneficially own such shares. Each of Mr. Gay, Mr. Rehnert and Mr. Pretlow disclaims beneficial ownership of the shares held by BCIP Associates, BCIP Trust Associates, L.P., Bain Capital Fund IV-B, L.P. and Bain Capital Fund IV, L.P., except to the extent of each of their pecuniary interests therein.

(4) Includes 264,000 shares held in the William K. Duehring Trust, dated December 6, 1994.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an agreement between the Company and Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., BCIP Associates, BCIP Trust Associates, L.P. (the "Bain Funds") and certain other stockholders, the Company is obligated to pay the Bain Funds a management fee not to exceed $100,000 per annum. During the fiscal year ended December 31, 1997, the Company paid management fees of $100,000 to the Bain Funds pursuant to this agreement. Messrs. Gay and Rehnert are managing directors of Bain Capital Investors, Inc., the general partner of Bain Capital Partners IV, L.P., which is the general partner of Bain Capital Fund IV-B, L.P. and Bain Capital Fund IV, L.P. and are general partners of BCIP Associates and BCIP Trust Associates, L.P. Mr. Pretlow is a principal of Bain Capital Investors, Inc., the management company for Bain Capital Fund IV-B,
L.P. and Bain Capital Fund IV, L.P.

         The Company's Riteway Products East, Inc. subsidiary leases an administrative and distribution facility, located in Cheektowaga, New York, from various individuals, including Mr. Haynes and certain other employees of the Company. The lease requires monthly rental payments of $25,255 and expires in January 2011.

         The Company's Riteway Distributors Central, Inc. subsidiary leases an administrative and distribution facility, located in St. Louis, Missouri, from various individuals, including Mr. Haynes and certain other employees of the Company. The lease requires monthly rental payments of $26,670 and expires in May 2001.

         The Company's Riteway Products North Central, Inc. subsidiary leases an administrative and distribution facility, located in Sheboygan, Wisconsin, from various individuals, including certain employees of the Company. The lease requires monthly rental payments of $15,500 and expires in July 2000.

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1998.



                                      GT BICYCLES, INC.


                                      By:    /s/  Michael C. Haynes
                                          --------------------------------------
                                           Michael C. Haynes,
                                           President, Chief Executive Officer
                                           and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael C. Haynes                 President, Chief Executive Officer and     April 30, 1998
---------------------------------     Director (Principal Executive Officer)
Michael C. Haynes


             *                        Vice President, Finance and                April 30, 1998
---------------------------------     Chief Financial Officer
Charles Cimitile                      (Principal Financial and Principal
                                      Accounting Officer)


             *                        Chief Operating Officer and                April 30, 1998
---------------------------------     Director
William K. Duehring


             *                        Director                                   April 30, 1998
---------------------------------
Robert C. Gay


             *                        Director                                   April 30, 1998
---------------------------------
Joseph J. Pretlow


             *                        Director                                   April 30, 1998
---------------------------------
Geoffrey S. Rehnert


* /s/ Michael C. Haynes
---------------------------------
      Michael C. Haynes as
      Attorney in Fact