Form 10-Q
period 1998-03-31
GT BICYCLES INC
filed 1998-05-15
CIK 949369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


               Class                            Outstanding at May 12, 1998
               -----                            ---------------------------
  Common Stock, $0.001 par value                         9,828,801

                                GT BICYCLES, INC.

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                                                                                   Page Number
                                                                                   -----------
Part I. Financial Information

        Item 1. Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 1998
                       and December 31, 1997                                             3

               Condensed Consolidated Statements of Operations for the
                    three-month periods ended March 31, 1998 and 1997                    4

               Condensed Consolidated Statements of Cash Flows for the
                      three-month periods ended March 31, 1998 and 1997                  5

               Notes to Condensed Consolidated Financial Statements                      6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                10

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K                                         16

        Signatures                                                                       17

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               GT BICYCLES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,       December 31,
ASSETS (NOTE 3)                                                               1998              1997
                                                                            ---------        ---------
                                                                                  (in thousands)
Current assets:
      Cash                                                                  $      --        $     588
      Trade accounts receivable, net                                           64,102           52,418
      Inventories (note 2)                                                     78,475           80,985
      Prepaid expenses and other current assets                                 3,410            3,098
      Income taxes receivable                                                     124               --
      Deferred income taxes                                                     1,646            1,646
                                                                            ---------        ---------
          Total current assets                                                147,757          138,735

Property, plant and equipment, net                                             13,047           12,833
Goodwill and other intangibles, net                                            19,662           19,920
Other assets                                                                    1,184            1,161
Restricted cash from issuance of industrial development bonds                   2,839            3,607
Deferred income taxes                                                              25               25
                                                                            ---------        ---------

                      Total Assets                                          $ 184,514        $ 176,281
                                                                            =========        =========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt (note 3)                            $   5,521        $  92,883
      Current portion of capital lease obligations                                438              462
      Accounts payable                                                         10,387           11,915
      Accrued liabilities                                                       5,048            4,310
      Income taxes payable                                                         --              463
                                                                            ---------        ---------
          Total current liabilities                                            21,394          110,033

      Long-term debt, net of current portion  (note 3)                        101,111            4,438
      Capital lease obligations, net of current portion                           333              407
                                                                            ---------        ---------
          Total liabilities                                                   122,838          114,878

Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000 shares authorized,
          none issued                                                              --               --
      Common stock, $0.001 par value, 20,000,000 shares authorized,
          9,828,801 and 9,820,152 shares issued and outstanding
          at March 31, 1998 and December 31, 1997, respectively                    10               10
      Additional paid-in-capital                                               47,234           47,182
      Retained earnings                                                        14,691           14,608
      Accumulated other comprehensive income                                     (259)            (397)
                                                                            ---------        ---------
          Total stockholders' equity                                           61,676           61,403

                                                                            ---------        ---------
                      Total Liabilities and Stockholders' Equity            $ 184,514        $ 176,281
                                                                            =========        =========



     See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Three Months Ended
                                                                  March 31,
                                                            ---------------------
                                                              1998          1997
                                                            -------       -------
                                                            (in thousands, except
                                                               per share data)
Net sales                                                   $51,165       $51,170
Cost of sales                                                36,754        37,395
                                                            -------       -------
Gross profit                                                 14,411        13,775

Selling, general and administrative expenses                 12,355        10,995
                                                            -------       -------
Operating income                                              2,056         2,780

Interest expense                                              1,956         1,386
                                                            -------       -------
Income before taxes                                             100         1,394

Provision for income taxes                                       17           578
                                                            -------       -------

Net income                                                  $    83       $   816
                                                            =======       =======

Earnings per share:
   Basic                                                    $  0.01       $  0.08
                                                            =======       =======
   Diluted                                                  $  0.01       $  0.08
                                                            =======       =======

Weighted average common and common equivalent shares:
   Basic                                                      9,827         9,788
                                                            =======       =======
   Diluted                                                    9,918         9,954
                                                            =======       =======

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                    ------------------------
                                                                                      1998            1997
                                                                                    --------        --------
                                                                                         (in thousands)
Cash flows from operating activities:
    Net income                                                                      $     83        $    816
    Adjustments to reconcile net income to net
      cash from operating activities:
      Depreciation and amortization                                                      882             394
      Provision for doubtful accounts                                                    156              60
      Foreign currency translation adjustment                                            138            (115)
    Changes in assets and liabilities:
      Trade accounts receivable                                                      (11,840)         (8,920)
      Inventories                                                                      2,510           1,467
      Prepaid expenses and other current assets                                         (312)             92
      Restricted cash and other assets                                                   745            (122)
      Accounts payable                                                                (1,528)         (2,920)
      Accrued and other liabilities                                                      738             502
      Income taxes receivable/payable                                                   (587)            158
                                                                                    --------        --------
          Net cash used in operating activities                                       (9,015)         (8,588)
                                                                                    --------        --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                          (838)         (1,854)
                                                                                    --------        --------
          Net cash used in investing activities                                         (838)         (1,854)
                                                                                    --------        --------

Cash flows from financing activities:
    Net borrowings under lines of credit                                              10,458          11,461
    Principal payments on term loan and industrial development bonds                  (1,147)         (1,063)
    Principal payments on capital lease obligations                                      (98)            (47)
    Proceeds from issuance of common stock                                                52              91
                                                                                    --------        --------
          Net cash provided by financing activities                                    9,265          10,442
                                                                                    --------        --------

Change in cash and cash equivalents                                                     (588)             --
Cash and cash equivalents at beginning of period                                         588              --
                                                                                    --------        --------
Cash and cash equivalents at end of period                                          $     --        $     --
                                                                                    ========        ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest                                                                      $  1,981        $  1,362
                                                                                    ========        ========
      Income taxes                                                                  $    604        $    427
                                                                                    ========        ========


     See accompanying notes to condensed consolidated financial statements.

                                GT BICYCLES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of GT Bicycles, Inc. (the "Company") include the wholly-owned subsidiaries, GT Bicycles California, Inc., GT BMX Products, Inc., Riteway Distributors, Inc., Riteway Distributors Central, Inc., Riteway Products East, Inc., Riteway Products North Central, Inc., Riteway Products Japan K.K. ("Riteway Japan"), Riteway Products France S.A.R.L. ("Riteway France") and Caratti Sport Limited ("Caratti"), as well as the majority-owned subsidiaries, Innovations in Composites, Inc. ("Innovations") and Riteway Products Canada Limited ("Riteway Canada"). Investments in affiliates, for which the Company has an ownership interest of at least 20% but not exceeding 50%, are recorded under the equity method of accounting.

The Company held a 45% ownership interest in Innovations from 1993 through June 1997. In July 1997, the Company increased its ownership level in Innovations to 57% through the purchase of additional common shares. At that date, the Company changed its method of accounting for Innovations from the equity method to consolidation. Riteway Canada was formed in September 1997 as an 85%-owned subsidiary of the Company. The interest of minority shareholders in the equity of Innovations and Riteway Canada is included in accrued liabilities on the accompanying balance sheets and their interest in the earnings of these entities is included in selling, general and administrative expenses on the accompanying statement of operations; such amounts were not material in the periods presented.

All significant intercompany balances and transactions are eliminated in consolidation.

Foreign Currency Translation

The Company uses the local currency of the respective country as the functional currency for its overseas operations. Accordingly, assets and liabilities outside the United States were translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items were translated at the weighted average exchange rates prevailing during the period. The cumulative translation gain or loss is included as a component of accumulated other comprehensive income. There were no significant foreign currency transaction gains or losses in the periods presented.

Earnings per Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which replaces the former primary and fully-diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts have been restated to conform with the SFAS No. 128 presentation. In each of the quarters ended March 31, 1998 and 1997, the difference in weighted average shares used in the calculation of basic and diluted earnings per share is solely attributable to the incremental shares resulting from the assumed exercise of dilutive stock options.

Reporting Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new rules for the reporting and display of comprehensive income and its components. Annual financial statements will be reclassified as required.

A summary of the Company's comprehensive income follows:

                                                               Three Months Ended
                                                        March 31, 1998     March 31, 1997
                                                        --------------     --------------
                                                                 (in thousands)
Net income                                                   $  83              $ 816
Foreign currency translation adjustment                        138               (115)
                                                             -----              -----
 Comprehensive income                                        $ 221              $ 701
                                                             =====              =====

Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three-month period ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

(2) INVENTORIES

A summary of the components of inventories follows:

                                         March 31,     December 31,
                                            1998           1997
                                          -------        -------
                                              (in thousands)
Raw materials                             $   756        $   678
Work in process                             2,840          3,124
Finished goods and component parts         74,879         77,183
                                          -------        -------
                                          $78,475        $80,985
                                          =======        =======

(3) LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                March 31,        December 31,
                                                   1998              1997
                                                ---------         ---------
                                                       (in thousands)
Domestic revolving credit facility              $  70,674         $  65,490
Domestic term loan                                 10,625            11,688
Riteway Japan revolving credit facility             2,728             1,761
Riteway France revolving credit facility            3,486             3,280
Caratti revolving credit facility                  10,415            10,149
Riteway Canada revolving credit facility            3,835                --
Industrial development bonds payable                4,804             4,888
Promissory note payable                                65                65
                                                ---------         ---------
                                                  106,632            97,321
Less current portion                               (5,521)          (92,883)
                                                ---------         ---------
                                                $ 101,111         $   4,438
                                                =========         =========

At March 31, 1998, the Company had credit agreements with a bank that provided for a domestic revolving credit facility, a domestic term loan, and separate revolving credit facilities for the Riteway Japan, Riteway France and Caratti subsidiaries. Such credit agreements were scheduled to expire on June 30, 1998 and, accordingly, the related borrowings were classified as current liabilities at December 31, 1997.

In April 1998, the Company refinanced such borrowings on a long-term basis, as described below. Accordingly, the revolving credit facilities and the portion of the term loan which does not mature within one year have been classified as noncurrent liabilities at March 31, 1998.

The Company entered into a new domestic revolving credit facility with an affiliate of its existing bank. The facility expires in April 2001 and is secured by substantially all of the Company's assets. The facility provides for maximum borrowings and letters of credit equal to the lesser of $75.0 million or the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under commercial and standby letters of credit is $15.0 million. The Company has the option to pay interest on borrowings at the bank's reference rate plus the applicable margin (as defined in the agreement) or LIBOR plus the applicable margin (as defined in the agreement); such interest rates may decrease in the future if the Company meets certain financial ratio criteria. The weighted average interest rate on the facility was 8.16% at April 30, 1998. The Company must pay a monthly commitment fee equal to .25% per annum on the unused amount of the $75.0 million maximum available credit. The agreement requires that the Company maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments.

The Company's separate revolving credit facilities for Riteway France and Riteway Japan, which provide for maximum borrowings of $3.5 million and $3.0 million, respectively, were also extended in connection with the aforementioned new domestic facility. In addition, the Company received a commitment from its bank to extend the Caratti facility to April 2001 and to increase the maximum borrowings thereunder from $10.0 million to $15.0 million.

The domestic term loan outstanding at March 31, 1998 was replaced by a $20.0 million term loan with the Company's existing bank. The new loan requires quarterly principal payments of $1.3 million through June 1999 with a final balloon payment of the remaining principal in July 1999. The Company has the option to pay interest on borrowings at the bank's reference rate plus the applicable margin (as defined in the agreement) or LIBOR plus the applicable margin (as defined in the agreement). The interest rate on the term loan was 9.63% at April 30, 1998. In addition, in connection with the term loan, the Company issued a warrant which gives the bank the right to purchase 525,765 shares of the Company's common stock at $6.58 per share, which represented the average of the closing prices of the Company's common stock on the Nasdaq market during a specified period in January 1998. The warrant becomes exercisable based on the following schedule: one-third in September 1998, one-third in December 1998 and one-third in March 1999, provided that the Company has not yet repaid the term loan in full as of such dates.

Also in April 1998, the Company entered into an unsecured revolving credit facility with another financial institution. This facility, which expires in October 1999, provides for maximum borrowings of $3.0 million. Interest is based on specified commercial paper rates plus the applicable margin (as defined in the agreement). The interest rate on the facility was 8.02% at April 30, 1998.

In February 1998, Riteway Canada entered into a revolving credit facility with a Canadian bank. This facility, which expires in February 2000, provides for maximum borrowings equal to the lesser of C$9.0 million (approximately US$6.3 million) or Riteway Canada's borrowing base associated with accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the bank's prime rate plus the applicable margin (as defined in the agreement). The interest rate on the facility was 7.75% at April 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

GT Bicycles, Inc. (the "Company") is a leading designer, manufacturer and marketer of mid-to-premium-priced mountain and juvenile BMX bicycles sold under the Company's brand names. The Company's Riteway Products and Caratti distribution network is a leading distributor of the Company's bicycles, parts and accessories, and parts and accessories of other manufacturers, to independent bicycle dealers.

RESULTS OF OPERATIONS

Net Sales. Net sales of $51.2 million in the quarter ended March 31, 1998 were unchanged from the corresponding prior-year quarter. Domestic sales increased $0.7 million due to higher sales of parts and accessories; domestic sales of bicycles were at approximately the same level as in the prior-year quarter. International sales decreased $0.7 million, as lower export shipments to independent distributors more than offset higher sales by the Company's subsidiaries in Canada, France, Japan and the United Kingdom. In particular, the stronger U.S. dollar adversely affected orders from independent European distributors, who could not pass on currency-related higher prices to their customers.

Gross Profit. Gross profit, as a percentage of net sales, was 28.2% and 26.9% in the quarters ended March 31, 1998 and 1997, respectively. The increase primarily reflected a change in the mix of products sold, with a greater proportion of sales coming from higher-margin parts and accessories and juvenile bicycles.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 1998 increased by $1.4 million, or 12.3%, over the corresponding prior-year quarter and increased as a percentage of net sales to 24.1% from 21.5%. Approximately half of the dollar increase was attributable to expenses incurred at Riteway Canada and Innovations, which were not consolidated during the first quarter last year, and higher expenses at the Company's subsidiaries in France, Japan and the United Kingdom. The remaining increase primarily reflected higher U.S. marketing and advertising expenses to promote brand equity and higher operating costs associated with the new Santa Ana facility. Partially offsetting these increases were approximately $0.3 million of nonrecurring relocation costs incurred during the first quarter of 1997 in connection with the Company's move to the new Santa Ana facility.

Interest Expense. Interest expense for the quarter ended March 31, 1998 increased $0.6 million, or 41.1%, from the corresponding prior-year quarter. The increase was principally due to a combination of higher borrowings under the Company's revolving bank credit agreements and a higher effective interest rate on such borrowings. Based on expected borrowing levels and interest rates under the Company's new bank facilities, the Company anticipates that interest expense for the remainder of 1998 will exceed 1997 interest expense.

Income Taxes. The Company's effective tax rate was 17.0% and 41.5% in the quarters ended March 31, 1998 and 1997, respectively. The relatively low 1998 first quarter tax rate primarily reflected tax benefits at one of the Company's foreign subsidiaries and the mix of domestic and foreign earnings in the quarter. The Company expects that the annual 1998 consolidated tax provision will be comparable to the 39.4% annual rate incurred in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had credit agreements with a bank that provided for a domestic revolving credit facility, a domestic term loan, and separate revolving credit facilities for the Riteway

Japan, Riteway France and Caratti subsidiaries. Such credit agreements were scheduled to expire on June 30, 1998.

In April 1998, the Company restructured its banking arrangements to provide longer-term financing, as summarized below.

The Company entered into a new domestic revolving credit facility with an affiliate of its existing bank. The facility expires in April 2001 and is secured by substantially all of the Company's assets. The facility provides for maximum borrowings and letters of credit equal to the lesser of $75.0 million or the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under commercial and standby letters of credit is $15.0 million. The Company has the option to pay interest on borrowings at the bank's reference rate plus the applicable margin (as defined in the agreement) or LIBOR plus the applicable margin (as defined in the agreement); such interest rates may decrease in the future if the Company meets certain financial ratio criteria. The weighted average interest rate on the facility was 8.16% at April 30, 1998. The Company must pay a monthly commitment fee equal to .25% per annum on the unused amount of the $75.0 million maximum available credit. The agreement requires that the Company maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments.

The Company's separate revolving credit facilities for Riteway France and Riteway Japan, which provide for maximum borrowings of $3.5 million and $3.0 million, respectively, were also extended in connection with the aforementioned new domestic facility. In addition, the Company received a commitment from its bank to extend the Caratti facility to April 2001 and to increase the maximum borrowings thereunder from $10.0 million to $15.0 million.

The domestic term loan outstanding at March 31, 1998 was replaced by a $20.0 million term loan with the Company's existing bank. The new loan requires quarterly principal payments of $1.3 million through June 1999 with a final balloon payment of the remaining principal in July 1999. The Company has the option to pay interest on borrowings at the bank's reference rate plus the applicable margin (as defined in the agreement) or LIBOR plus the applicable margin (as defined in the agreement). The interest rate on the term loan was 9.63% at April 30, 1998. In addition, in connection with the term loan, the Company issued a warrant which gives the bank the right to purchase 525,765 shares of the Company's common stock at $6.58 per share, which represented the average of the closing prices of the Company's common stock on the Nasdaq market during a specified period in January 1998. The warrant becomes exercisable based on the following schedule: one-third in September 1998, one-third in December 1998 and one-third in March 1999, provided that the Company has not yet repaid the term loan in full as of such dates.

Also in April 1998, the Company entered into an unsecured revolving credit facility with another financial institution. This facility, which expires in October 1999, provides for maximum borrowings of $3.0 million. Interest is based on specified commercial paper rates plus the applicable margin (as defined in the agreement). The interest rate on the facility was 8.02% at April 30, 1998.

In February 1998, Riteway Canada entered into a revolving credit facility with a Canadian bank. This facility, which expires in February 2000, provides for maximum borrowings equal to the lesser of C$9.0 million (approximately US$6.3 million) or Riteway Canada's borrowing base associated with accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the bank's prime rate plus the applicable margin (as defined in the agreement). The interest rate on the facility was 7.75% at April 30, 1998.

The Company's operating activities used cash of $9.0 million and $8.6 million in the quarters ended March 31, 1998 and 1997, respectively. The higher cash usage in 1998 primarily reflected a larger increase in accounts receivable, partially offset by a larger inventory reduction and a smaller accounts payable decrease. As is normal industry practice, the Company maintains relatively high levels of receivables during the winter months in connection with its credit policies. The Company's capital expenditures of $0.8 million in the quarter ended March 31, 1998 were less than the $1.9 million of capital expenditures in the corresponding 1997 quarter, which included leasehold improvements and equipment purchased for the Company's new Santa Ana facility. The aforementioned 1998 and 1997 operating and investing cash outlays were financed primarily with additional borrowings under the Company's revolving lines of credit.

The Company anticipates that it will continue to rely on bank credit, vendor credit and cash generated from operations in order to finance anticipated higher inventory and accounts receivable levels. The Company believes that the restructured financing described above will be sufficient to satisfy the Company's working capital and capital expenditure requirements through at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. SFAS No. 131 becomes effective for the Company's 1998 annual financial statements and for its 1999 interim financial statements. Restatement of comparative prior-year financial statements will be required in the periods in which the Company first applies SFAS No. 131.

YEAR 2000

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


CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

ECONOMIC CONDITIONS; SUSTAINABILITY OF GROWTH. The Company's business is subject to economic cycles and changing consumer trends. Purchases of discretionary sporting goods tend to decline in periods of economic uncertainty. Any significant decline in general economic conditions or continued uncertainties regarding future economic prospects that affect consumer spending could have a material adverse effect on the Company's business, results of operations and financial condition. While in the past ten years, there has been a renewed public interest in bicycling and fitness activities, in the past two years, there has been a decline in the demand for adult bicycles domestically. There can be no assurance that the public interest in bicycling and fitness activities will continue, or that the Company will continue to grow or be able to sustain the level of bicycle sales that it has historically achieved. Any general decline in the size of the bicycle market or in a segment of the bicycle market in which the Company competes, whether from general economic conditions, a decrease in the popularity of bicycling or otherwise, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

INDEBTEDNESS; LIQUIDITY. The credit agreements relating to the Company's outstanding indebtedness require the Company to maintain certain financial ratios and profitability levels, as well as other affirmative and negative covenants. While the Company expects to comply with these requirements, any failure to comply with covenants or restrictions contained in one or more of the credit agreements could result in a default thereunder, which in turn could cause the Company's indebtedness to be declared immediately due and payable. The Company has in the past renegotiated certain provisions of the credit agreements to relax certain of the financial covenants to adapt to the Company's then existing financial condition, although there can be no assurance that the lenders will renegotiate provisions of the credit agreements in the future. Although the Company believes that its cash from operations, its revolving credit arrangements and vendor credit, and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements through at least the next twelve months, the Company may need to seek additional sources of capital as necessary or appropriate to finance acquisitions or otherwise finance the Company's operations during such period of time and thereafter.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit Number

         10.59 Business Credit and Security Agreement, Dated as of February 9, 1998, between Riteway Products Canada, Ltd. and Deutsche Financial Services, a Division of Deutsche Bank Canada.

         27.1   Financial data schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GT BICYCLES,  INC.


Date:   May 15, 1998                      By:  /s/ Charles Cimitile
                                               --------------------------------
                                               Charles Cimitile
                                               Vice President Finance
                                               and Chief Financial
                                               Officer
                                               (Principal Financial
                                               and Accounting Officer
                                               and Duly Authorized
                                               Officer)

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------
         10.59 Business Credit and Security Agreement, Dated as of February 9, 1998, between Riteway Products Canada, Ltd. and Deutsche Financial Services, a Division of Deutsche Bank Canada.

         27.1     Financial data schedule