Form 10-Q
period 1998-06-30
GT BICYCLES INC
filed 1998-08-19
CIK 949369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)
[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


             Class                               Outstanding at August 10, 1998
             -----                               ------------------------------

Common Stock, $0.001 par value                             9,856,463

                                GT BICYCLES, INC.

             INDEX TO FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                                                                   Page Number
                                                                                   -----------
Part I. Financial Information

        Item 1. Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 1998
                    and December 31, 1997                                               3

                Condensed Consolidated Statements of Operations for the
                    three and six month periods ended June 30, 1998 and 1997            4

                Condensed Consolidated Statements of Cash Flows for the
                    six month periods ended June 30, 1998 and 1997                      5

                Notes to Condensed Consolidated Financial Statements                    6

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              10

Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K                                       16

        Signatures                                                                     17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                               GT BICYCLES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               June 30,           December 31,
ASSETS (NOTE 3)                                                                   1998               1997
                                                                               ---------           ---------
                                                                                      (in thousands)
Current assets:
      Cash                                                                     $     224           $     588
      Trade accounts receivable, net                                              53,260              52,418
      Inventories (note 2)                                                        72,447              80,985
      Prepaid expenses and other current assets                                    4,137               3,098
      Income taxes receivable                                                         92                  --
      Deferred income taxes                                                        1,646               1,646
                                                                               ---------           ---------
          Total current assets                                                   131,806             138,735

Property, plant and equipment, net                                                13,141              12,833
Goodwill and other intangibles, net                                               19,386              19,920
Other assets                                                                         933               1,161
Restricted cash from issuance of industrial development bonds                      2,875               3,607
Deferred income taxes                                                                 25                  25
                                                                               ---------           ---------

                      Total Assets                                             $ 168,166           $ 176,281
                                                                               =========           =========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt (note 3)                               $   5,528           $  92,883
      Current portion of capital lease obligations                                   447                 462
      Accounts payable                                                             8,651              11,915
      Accrued liabilities                                                          6,332               4,310
      Income taxes payable                                                            --                 463
                                                                               ---------           ---------
          Total current liabilities                                               20,958             110,033


Long-term debt, net of current portion  (note 3)                                  84,537               4,438
Capital lease obligations, net of current portion                                    208                 407
                                                                               ---------           ---------
          Total  liabilities                                                     105,703             114,878
                                                                               ---------           ---------


Stockholders' equity:
      Preferred stock, $0.001 par value, 5,000,000 shares authorized,
          none issued                                                                 --                  --
      Common stock, $0.001 par value, 20,000,000 shares authorized,
          9,847,221 and 9,820,152 shares issued and outstanding
          at June 30, 1998 and December 31, 1997, respectively                        10                  10
      Additional paid-in-capital                                                  47,432              47,182
      Retained earnings                                                           15,091              14,608
      Accumulated other comprehensive income                                         (70)               (397)
                                                                               ---------           ---------
          Total stockholders' equity                                              62,463              61,403


                                                                               ---------           ---------
                      Total Liabilities and Stockholders' Equity               $ 168,166           $ 176,281
                                                                               =========           =========



     See accompanying notes to condensed consolidated financial statements.

                               GT BICYCLES, INC.

                 CONDENSED CONSLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                           ----------------------      ----------------------
                                                             1998          1997          1998          1997
                                                           --------      --------      --------      --------
                                                               (in thousands, except per share data)
Net sales                                                  $ 57,655      $ 50,769      $108,820      $101,939
Cost of sales                                                41,742        36,972        78,496        74,367
                                                           --------      --------      --------      --------
Gross profit                                                 15,913        13,797        30,324        27,572

Selling, general and administrative expenses                 13,044        11,948        25,399        22,943
                                                           --------      --------      --------      --------
Operating income                                              2,869         1,849         4,925         4,629

Interest expense                                              2,178         1,405         4,134         2,791
                                                           --------      --------      --------      --------
Income before taxes                                             691           444           791         1,838

Provision for income taxes                                      291           160           308           738
                                                           --------      --------      --------      --------

Net income                                                 $    400      $    284      $    483      $  1,100
                                                           ========      ========      ========      ========

Earnings per share:
   Basic                                                   $   0.04      $   0.03      $   0.05      $   0.11
                                                           ========      ========      ========      ========
   Diluted                                                 $   0.04      $   0.03      $   0.05      $   0.11
                                                           ========      ========      ========      ========

Weighted average common and common equivalent shares:
   Basic                                                      9,840         9,797         9,833         9,793
                                                           ========      ========      ========      ========
   Diluted                                                    9,925         9,909         9,919         9,922
                                                           ========      ========      ========      ========

                               GT BICYCLES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                   -----------------------
                                                                                     1998           1997
                                                                                   --------       --------
                                                                                        (in thousands)
Cash flows from operating activities:
    Net income                                                                     $    483       $  1,100
    Adjustments to reconcile net income to net
      cash from operating activities:
      Depreciation and amortization                                                   1,723          1,080
      Provision for doubtful accounts                                                   392            120
      Foreign currency translation adjustment                                           327           (308)
    Changes in assets and liabilities:
      Trade accounts receivable                                                      (1,234)         4,636
      Inventories                                                                     8,538          7,179
      Prepaid expenses and other current assets                                      (1,039)          (525)
      Restricted cash and other assets                                                  960           (231)
      Accounts payable                                                               (3,264)            30
      Accrued and other liabilities                                                   2,022            282
      Income taxes receivable/payable                                                  (555)          (454)
                                                                                   --------       --------
          Net cash  provided by operating activities                                  8,353         12,909
                                                                                   --------       --------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                       (1,497)        (4,491)
    Additional investment in subsidiary                                                  --           (713)
                                                                                   --------       --------
          Net cash used in investing activities                                      (1,497)        (5,204)
                                                                                   --------       --------

Cash flows from financing activities:
    Net repayments under revolving lines of credit                                  (14,107)        (5,548)
    Borrowings under new term loan                                                   20,000             --
    Retirement of previous term loan                                                (10,625)            --
    Principal payments on term loans and other debt                                  (2,524)        (2,125)
    Principal payments on capital lease obligations                                    (214)          (182)
    Proceeds from issuance of common stock and stock warrants                           250            150
                                                                                   --------       --------
          Net cash used in financing activities                                      (7,220)        (7,705)
                                                                                   --------       --------

Change in cash and cash equivalents                                                    (364)            --
Cash and cash equivalents at beginning of period                                        588             --
                                                                                   --------       --------
Cash and cash equivalents at end of period                                         $    224       $     --
                                                                                   ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                     $  4,163       $  2,823
                                                                                   ========       ========
      Income taxes                                                                 $    863       $  1,219
                                                                                   ========       ========


     See accompanying notes to condensed consolidated financial statements.

                                   GT BICYCLES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

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

Earnings per Share
------------------

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which replaces the former primary and fully-diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts have been restated to conform with the SFAS No. 128 presentation. In each of the periods ended June 30, 1998 and 1997, the difference in weighted average shares used in the calculation of basic and diluted earnings per share is solely attributable to the incremental shares resulting from the assumed exercise of dilutive stock options and warrants.

Reporting Comprehensive Income
------------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new rules for the reporting and display of comprehensive income and its components. Annual financial statements will be reclassified as required.

A summary of the Company's comprehensive income follows:

                                                Three Months                Six Months
                                                Ended June 30              Ended June 30
                                             --------------------       --------------------
                                              1998         1997          1998         1997
                                             -------      -------       -------      -------
                                                            (in thousands)
Net income                                   $   400      $   284       $   483      $ 1,100
Foreign currency translation adjustment          189         (193)          327         (308)
                                             -------      -------       -------      -------
Comprehensive income                         $   589      $    91       $   810      $   792
                                             =======      =======       =======      =======

Unaudited Condensed Consolidated Financial Statements
-----------------------------------------------------

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are, in the opinion of management, of a normal recurring nature. Results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

(2) INVENTORIES
---------------

A summary of the components of inventories follows:

                                        June 30,   December 31,
                                         1998         1997
                                        -------      -------
                                           (in thousands)
Raw materials                           $   709      $   678
Work in process                           2,901        3,124
Finished goods and component parts       68,837       77,183
                                        -------      -------
                                        $72,447      $80,985
                                        =======      =======

(3) LONG-TERM DEBT
------------------

Long-term debt is comprised of the following:

                                                        June 30,        December 31,
                                                          1998             1997
                                                        --------         --------
                                                             (in thousands)
Domestic revolving credit facility with bank and
  bank affiliate                                        $ 46,234         $ 65,490
Other domestic revolving credit facility                   3,000               --
Domestic term loan                                        18,750           11,688
Caratti revolving credit facility                         10,213           10,149
Riteway France revolving credit facility                   3,026            3,280
Riteway Japan revolving credit facility                    1,285            1,761
Riteway Canada revolving credit facility                   2,815               --
Industrial development bonds payable                       4,677            4,888
Promissory note payable                                       65               65
                                                        --------         --------
                                                          90,065           97,321
Less current portion                                      (5,528)         (92,883)
                                                        --------         --------
                                                        $ 84,537         $  4,438
                                                        ========         ========

During 1998, the Company refinanced its borrowings on a long-term basis, as described below. Accordingly, the revolving credit facilities, the portion of the term loan which does not mature within one year, and the promissory note payable have been classified as noncurrent liabilities at June 30, 1998.

In April 1998, the Company entered into a new domestic revolving credit facility with an affiliate of its existing bank. The facility expires in April 2001 and is secured by substantially all of the Company's assets. The facility provides for maximum borrowings and letters of credit equal to the lesser of $75.0 million or the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under commercial and standby letters of credit is $15.0 million. The Company has the option to pay interest on borrowings at the bank's reference rate plus the applicable margin (as defined in the agreement) or LIBOR plus the applicable margin (as defined in the agreement); such interest rates may decrease in the future if the Company meets certain financial ratio criteria. The weighted average interest rate on the facility was 8.22% at June 30, 1998. The Company must pay a monthly commitment fee equal to .25% per annum on the unused amount of the $75.0 million maximum available credit. The agreement requires that the Company maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments.

Also in April 1998, the Company entered into an unsecured revolving credit facility with another financial institution. This facility, which expires in October 1999, provides for maximum borrowings of $3.0 million. Interest is based on specified commercial paper rates plus the applicable margin (as defined in the agreement). The interest rate on the facility was 8.05% at June 30, 1998.

The previous domestic term loan was replaced by a $20.0 million term loan with the Company's existing bank. The new loan requires quarterly principal payments of $1.3 million through June 1999 with a final balloon payment of the remaining principal in July 1999. The Company has the option to pay interest on borrowings at the bank's reference rate plus the applicable margin (as defined in the agreement) or LIBOR plus the applicable margin (as defined in the agreement). The interest rate on the term loan was 9.63% at June 30, 1998. In addition, in connection with the term loan, the Company issued a warrant which gives the bank the right to purchase 525,765 shares of the Company's common stock at $6.58 per share, which represented the average of the closing prices of the Company's common stock on the Nasdaq market during a specified period in January 1998. The warrant becomes exercisable based on the following schedule: one-third on September 1, 1998, one-third on December 1, 1998 and one-third on March 1, 1999, provided that the Company has not yet repaid the term loan in full as of such dates. During the second quarter, the Company accrued $0.1 million of expense to reflect a pro rata portion of the estimated fair value of these warrants.

The Company also extended the Caratti facility with an affiliate of its existing bank. This facility expires in April 2001 and provides for maximum borrowings and letters of credit equal to the lesser of Pound Sterling 10.0 million (approximately US$16.5 million) or Caratti's borrowing base associated with accounts receivable and inventories, as defined in the agreement. The interest rate on the facility was 9.31% at June 30, 1998.

In connection with the extension of the domestic facility, the Company's separate revolving credit facilities for Riteway France and Riteway Japan were also extended to April 2001 and the maximum borrowings under each facility were increased to $4.0 million.

In February 1998, Riteway Canada entered into a revolving credit facility with a Canadian bank. This facility, which expires in February 2000, provides for maximum borrowings equal to the lesser of C$9.0 million (approximately US$6.3 million) or Riteway Canada's borrowing base associated with accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the bank's prime rate plus the applicable margin (as defined in the agreement). The interest rate on the facility was 7.75% at June 30, 1998.

(4) PRODUCT RECALL
------------------

In March 1998, the Company voluntarily initiated a product recall which involves approximately 10,000 aluminum juvenile BMX bicycles and frames manufactured and sold during the years 1995 to 1998. The recall, which is being conducted in cooperation with the Consumer Products Safety Commission, includes certain GT Speed Series and Robinson bicycles and frames. The problem involves cracking in the frames when the bicycles are subjected to the jumps and other stresses of today's more aggressive BMX riding. The Company has discontinued the use of these frames and has designed a significantly stronger frame for use on these BMX bicycles. The Company has made public press announcements in order to make consumers aware of the recall, and has also instituted a program whereby independent bicycle dealers are instructed to contact affected consumers (as required by their dealer agreements) and install upgraded replacement frames provided by the Company. It is not possible to predict the actual number of frames which will be returned, but of those returns which are to be received, it is expected that the significant majority will occur by the end of 1998 and any remaining returns will occur within two years. To date, approximately 3,500 frames have been returned. The total cost incurred with respect to this recall is approximately $0.5 million and $0.7 million in the quarter and six months ended June 30, 1998; such amounts are included in cost of sales in the accompanying financial statements.

(5) AGREEMENT TO MERGE WITH SCHWINN HOLDINGS CORPORATION
--------------------------------------------------------

On June 22, 1998, the Company entered into an Agreement and Plan of Merger by and among the Company, Schwinn Holdings Corporation, a Delaware corporation, and SPK Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Schwinn Holdings Corporation. Pursuant to the terms of the Agreement and Plan of Merger, SPK Acquisition Corporation will merge with and into the Company resulting in the Company becoming a wholly-owned subsidiary of Schwinn Holdings Corporation. Upon the completion of the merger, the Company's stockholders will receive $8.00 in cash for each share of the Company's common stock they own. The Company currently anticipates that a stockholders' meeting will be held in September 1998, and assuming the stockholders approve the merger, the transaction will be consummated shortly thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

GENERAL

GT Bicycles, Inc. (the "Company") is a leading designer, manufacturer and marketer of mid-to- premium-priced mountain and juvenile BMX bicycles sold under the Company's brand names. The Company's Riteway Products and Caratti distribution network is a leading distributor of the Company's bicycles, parts and accessories, and parts and accessories of other manufacturers, to independent bicycle dealers.

RESULTS OF OPERATIONS

Net Sales. Net sales for both the quarter and the six months ended June 30, 1998 increased $6.9 million over the corresponding prior-year periods. This represents a 14% increase for the quarter and a 7% increase for the six months. For the quarter, domestic sales increased $2.4 million and foreign sales increased $4.5 million, while for the six months, domestic sales increased $3.2 million and foreign sales increased $3.7 million. The increases in domestic sales resulted from higher shipments of adult and juvenile bicycles as well as parts and accessories. The increase in foreign sales for the quarter was attributable to both higher shipments by the Company's subsidiaries in Canada, France, Japan and the United Kingdom as well as higher shipments to the Company's independent foreign distributors. For the six months, the increase was entirely attributable to higher shipments by the aforementioned Company subsidiaries. Shipments to independent foreign distributors during the six-month period ended June 30, 1998 were lower than in 1997 as the stronger U.S. dollar adversely affected orders from Europe, where distributors could not pass on currency-related higher prices to their customers.

Gross Profit. Gross profit, as a percentage of net sales, increased to 27.6% and 27.9%, respectively, in the quarter and six-month period ended June 30, 1998 compared with 27.2% and 27.0% in the corresponding periods of 1997. The increases primarily reflected the favorable effect of Asian foreign currency exchange rates on product costs, improved sourcing and a better business environment which resulted in less pricing pressure. Partially offsetting these factors were $0.5 million and $0.7 million, respectively, in the quarter and six months ended June 30, 1998 of costs incurred in connection with the Company's recall of certain aluminum juvenile BMX bicycles and frames.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including amortization of intangibles ("SG&A"), for the quarter and six months ended June 30, 1998 increased by $1.1 million (9%) and $2.5 million (11%), respectively, over the corresponding prior-year periods. As a percentage of net sales, SG&A was 22.6% and 23.3% of net sales in the quarter and six months, respectively, compared with 23.5% and 22.5% in the corresponding prior year periods. For the quarter, the increase primarily consisted of $0.9 million of higher expenses associated with the Company's foreign subsidiaries in France, Japan and the United Kingdom, $0.4 million of expenses incurred at Riteway Canada and Innovations, which were not consolidated during the second quarter last year, and $0.3 million of higher U.S. marketing and advertising expenses to promote brand equity. For the six months, the increase consisted of $1.3 million of higher expenses associated with the aforementioned foreign subsidiaries, $0.8 million incurred at Riteway Canada and Innovations, $0.7 million of higher U.S. marketing and advertising expenses, and $0.7 million of higher U.S. administrative and product development expenses. Partially offsetting these increases were approximately $0.7 million and $1.0 million, respectively, of relocation expenses incurred during the second quarter and first six months of 1997 in connection with the Company's move to the new Santa Ana facility.

Interest Expense. Interest expense for the quarter and six months ended June 30, 1998 increased by $0.8 million and $1.3 million, respectively, in comparison with the corresponding 1997 periods. These increases were principally due to a combination of higher borrowings under the Company's revolving bank credit agreements and term loan and a higher effective interest rate on such borrowings. Additionally, the Company recorded $0.1 million of expense during the second quarter of 1998 in connection with the issuance of stock warrants to its bank as part of the loan restructuring described in "Liquidity and Capital

Resources" below. Based on expected borrowing levels and interest rates under the Company's new bank facilities, the Company anticipates that interest expense for the remainder of 1998 will exceed 1997 interest expense.

Income Taxes. The Company's effective tax rate was 42.1% and 38.9%, respectively, in the quarter and six months ended June 30, 1998, compared with 36.1% and 40.2% in the corresponding 1997 periods. The fluctuations in these rates primarily reflect differences in the mix of domestic and foreign earnings in the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company entered into a new domestic revolving credit facility with an affiliate of its existing bank. The facility expires in April 2001 and is secured by substantially all of the Company's assets. The facility provides for maximum borrowings and letters of credit equal to the lesser of $75.0 million or the Company's borrowing base associated with accounts receivable and inventories, as defined by the agreement. The amount individually available under commercial and standby letters of credit is $15.0 million. The Company has the option to pay interest on borrowings at the bank's reference rate plus the applicable margin (as defined in the agreement) or LIBOR plus the applicable margin (as defined in the agreement); such interest rates may decrease in the future if the Company meets certain financial ratio criteria. The weighted average interest rate on the facility was 8.22% at June 30, 1998. The Company must pay a monthly commitment fee equal to .25% per annum on the unused amount of the $75.0 million maximum available credit. The agreement requires that the Company maintain certain financial ratios and other covenants, which, among other things, restrict other indebtedness, capital expenditures and certain investments.

Also in April 1998, the Company entered into an unsecured revolving credit facility with another financial institution. This facility, which expires in October 1999, provides for maximum borrowings of $3.0 million. Interest is based on specified commercial paper rates plus the applicable margin (as defined in the agreement). The interest rate on the facility was 8.05% at June 30, 1998.

The previous domestic term loan was replaced by a $20.0 million term loan with the Company's existing bank. The new loan requires quarterly principal payments of $1.3 million through June 1999 with a final balloon payment of the remaining principal in July 1999. The Company has the option to pay interest on borrowings at the bank's reference rate plus the applicable margin (as defined in the agreement) or LIBOR plus the applicable margin (as defined in the agreement). The interest rate on the term loan was 9.63% at June 30, 1998. In addition, in connection with the term loan, the Company issued a warrant which gives the bank the right to purchase 525,765 shares of the Company's common stock at $6.58 per share, which represented the average of the closing prices of the Company's common stock on the Nasdaq market during a specified period in January 1998. The warrant becomes exercisable based on the following schedule: one-third on September 1, 1998, one-third on December 1, 1998 and one-third on March 1, 1999, provided that the Company has not yet repaid the term loan in full as of such dates. During the second quarter, the Company accrued $0.1 million of expense to reflect a pro rata portion of the estimated fair value of these warrants.

The Company also extended the Caratti facility with an affiliate of its existing bank. This facility expires in April 2001 and provides for maximum borrowings and letters of credit equal to the lesser of Pound Sterling 10.0 million (approximately US$16.5 million) or Caratti's borrowing base associated with accounts receivable and inventories, as defined in the agreement. The interest rate on the facility was 9.31% at June 30, 1998.

In connection with the extension of the domestic facility, the Company's separate revolving credit facilities for Riteway France and Riteway Japan were also extended to April 2001 and the maximum borrowings under each facility were increased to $4.0 million.

In February 1998, Riteway Canada entered into a revolving credit facility with a Canadian bank. This facility, which expires in February 2000, provides for maximum borrowings equal to the lesser of C$9.0 million (approximately US$6.3 million) or Riteway Canada's borrowing base associated with accounts receivable and inventories, as defined in the agreement. Interest is payable monthly at the bank's prime rate plus the applicable margin (as defined in the agreement). The interest rate on the facility was 7.75% at June 30, 1998.

The Company's operating activities provided cash of $8.4 million and $12.9 million in the six months ended June 30, 1998 and 1997, respectively. This $4.5 million decrease is primarily related to a difference in receivables, which decreased by $4.6 million during the first six months of 1997 and increased by $1.2 million during the first six months of 1998. The higher receivables balance at June 30, 1998 is principally due to the $6.9 million increase in sales from the second quarter of 1997 to the second quarter of 1998. The Company's capital expenditures of $1.5 million in the six months ended June 30, 1998 were less than the $5.2 million of capital expenditures in the corresponding 1997 period. During the first six months of 1997, the Company acquired leasehold improvements and equipment for the Company's new Santa Ana facility. In both 1998 and 1997, excess cash was used to pay down the Company's borrowings under its revolving bank lines of credit.

The Company anticipates that it will continue to rely on bank credit, vendor credit and cash generated from operations in order to finance anticipated higher inventory and accounts receivable levels. The Company believes that the restructured financing described above will be sufficient to satisfy the Company's working capital and capital expenditure requirements through approximately the next 12 months.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Application of the Statement is not expected to have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

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

FORWARD LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by the following factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include, without limitation, cycles of dealer orders, general economic and competitive conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and componentry from foreign suppliers, the timing of operating and advertising expenditures and changes in the mix products ordered by independent bicycle dealers. As a result, the actual results may differ materially from those projected in the forward -looking statements.

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

INDEBTEDNESS; LIQUIDITY. The credit agreements relating to the Company's outstanding indebtedness require the Company to maintain certain financial ratios and profitability levels, as well as other affirmative and negative covenants. While the Company expects to comply with these requirements, any failure to comply with covenants or restrictions contained in one or more of the credit agreements could result in a default thereunder, which in turn could cause the Company's indebtedness to be declared immediately due and payable. The Company has in the past renegotiated certain provisions of the credit agreements to relax certain of the financial covenants to adapt to the Company's then existing financial condition, although there can be no assurance that the lenders will renegotiate provisions of the credit agreements in the future. Although the Company believes that its cash from operations, its revolving credit arrangements and vendor credit, and its existing working capital will be sufficient to satisfy the Company's anticipated working capital and capital expenditure requirements through approximately the next twelve months, the Company may need to seek additional sources of capital as necessary or appropriate to finance acquisitions or otherwise finance the Company's operations during such period of time and thereafter. No assurance can be given that the Company would be able to obtain such additional sources of capital on terms acceptable to the Company.

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

COMPETITION. The market for bicycles and related parts and accessories, both in the United States and internationally, is highly competitive. In all of its product categories, the Company competes with other manufacturers and distributors, some of which have well-recognized brand names and substantial financial, technological, distribution, advertising and marketing resources. In addition, there are several bicycle manufacturers and component suppliers with substantial resources that do not currently compete directly with the Company, but which could pose significant competition to the Company in the future. There can be no assurance that the Company will be able to compete successfully in the future.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits
         --------

         Exhibit Number
         --------------

         10.60 Loan and Security Agreement, Dated as of April 29, 1998, Among BankAmerica Business Credit, Inc. and GT Bicycles California, Inc., GT Bicycles, Inc., Riteway Products East, Inc. Riteway Products North Central, Inc., Rite-Way Distributors Central, Inc. and Rite-Way Distributors, Inc.

         10.61 Third Amended and Restated Credit Agreement (Receivables and Inventory) Entered into as of April 29, 1998 among Bank of America National Trust and Savings Association and GT Bicycles California, Inc., Riteway Products East, Inc. Riteway Products North Central, Inc., Rite-Way Distributors Central, Inc. Rite-Way Distributors, Inc. and GT Bicycles, Inc.

         10.62          Working Capital Management Account Agreement No.
                        230-07C17, Dated as of April 20, 1998, between GT Bicycles, Inc. and Merrill Lynch Business Financial Services Inc.

         10.63 Amendment, Dated April 30, 1998, to Working Capital Management Account Agreement No. 230-07C17, Dated as of April 20, 1998, between GT Bicycles, Inc. and Merrill Lynch Business Financial Services Inc.

         10.64 First Supplemental Agreement made on June 30, 1998 between Caratti Sport Limited and Bank of America National Trust and Savings Association, Amending and Restating the Multicurrency Credit Facilities Agreement Dated September 18, 1996.

         27.1           Financial data schedule


(b)      Reports on Form 8-K
         -------------------

         During the quarter ended June 30, 1998, the Company filed a Form 8-K dated June 22, 1998 regarding the Company's agreement to be acquired by Schwinn Holdings Corporation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GT BICYCLES,  INC.


Date:   August 18, 1998                  By:  /s/ Charles Cimitile
                                              --------------------
                                              Charles Cimitile Vice President
                                              Finance and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer and Duly
                                              Authorized Officer)

                                  EXHIBIT INDEX
                                  -------------

         Exhibit
         Number         Description
         ------         -----------
         10.60          Loan and Security Agreement, Dated as of April 29, 1998,
                        Among BankAmerica Business Credit, Inc. and GT Bicycles
                        California, Inc., GT Bicycles, Inc., Riteway Products
                        East, Inc. Riteway Products North Central, Inc.,
                        Rite-Way Distributors Central, Inc. and Rite-Way
                        Distributors, Inc.

         10.61 Third Amended and Restated Credit Agreement (Receivables and Inventory) Entered into as of April 29, 1998 among Bank of America National Trust and Savings Association and GT Bicycles California, Inc., Riteway Products East,
                        Inc. Riteway Products North Central, Inc., Rite-Way
                        Distributors Central, Inc. Rite-Way Distributors, Inc.
                        and GT Bicycles, Inc.

         10.62          Working Capital Management Account Agreement No.
                        230-07C17, Dated as of April 20, 1998, between GT
                        Bicycles, Inc. and Merrill Lynch Business Financial
                        Services Inc.

         10.63          Amendment, Dated April 30, 1998, to Working Capital
                        Management Account Agreement No. 230-07C17, Dated as of
                        April 20, 1998, between GT Bicycles, Inc. and Merrill
                        Lynch Business Financial Services Inc.

         10.64 First Supplemental Agreement made on June 30, 1998 between Caratti Sport Limited and Bank of America
                        National Trust and Savings Association, Amending and
                        Restating the Multicurrency Credit Facilities Agreement
                        Dated September 18, 1996.

         27.1           Financial data schedule